Form 10-Q
period 2025-04-30
Walmart Inc.
filed 2025-06-06
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended April 30, 2025.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .
Commission File Number 001-06991
Walmart Inc.
(Exact name of registrant as specified in its charter)

Delaware		71-0415188
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1 Customer Drive		72716
Bentonville	AR
(Address of principal executive offices)		(Zip Code)
Registrant's telephone number, including area code: (479) 273-4000
Former name, former address and former fiscal year, if changed since last report:
702 S.W. 8th Street | Bentonville, AR 72716
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The registrant had 7,980,418,164 shares of common stock outstanding as of June 4, 2025.

Walmart Inc.
Form 10-Q
For the Quarterly Period Ended April 30, 2025

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
Walmart Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2025	2024
Revenues:
Net sales	$163,981	$159,938
Membership and other income	1,628	1,570
Total revenues	165,609	161,508
Costs and expenses:
Cost of sales	124,303	121,431
Operating, selling, general and administrative expenses	34,171	33,236
Operating income	7,135	6,841
Interest:
Debt	519	597
Finance lease	118	117
Interest income	(93)	(114)
Interest, net	544	600
Other (gains) and losses	597	(794)
Income before income taxes	5,994	7,035
Provision for income taxes	1,355	1,728
Consolidated net income	4,639	5,307
Consolidated net income attributable to noncontrolling interest	(152)	(203)
Consolidated net income attributable to Walmart	$4,487	$5,104

Net income per common share:
Basic net income per common share attributable to Walmart	$0.56	$0.63
Diluted net income per common share attributable to Walmart	0.56	0.63

Weighted-average common shares outstanding:
Basic	8,011	8,053
Diluted	8,051	8,084

Dividends declared per common share	$0.94	$0.83
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,
(Amounts in millions)	2025	2024
Consolidated net income	$4,639	$5,307
Consolidated net income attributable to noncontrolling interest	(152)	(203)
Consolidated net income attributable to Walmart	4,487	5,104

Other comprehensive income, net of income taxes
Currency translation and other	83	(21)
Cash flow hedges	262	28
Other comprehensive income, net of income taxes	345	7
Other comprehensive income attributable to noncontrolling interest	(36)	(72)
Other comprehensive income (loss) attributable to Walmart	309	(65)

Comprehensive income, net of income taxes	4,984	5,314
Comprehensive income attributable to noncontrolling interest	(188)	(275)
Comprehensive income attributable to Walmart	$4,796	$5,039
See accompanying notes.

Walmart Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	January 31,	April 30,
(Amounts in millions)	2025	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$9,311	$9,037	$9,405
Receivables, net	9,686	9,975	9,075
Inventories	57,467	56,435	55,382
Prepaid expenses and other	3,789	4,011	3,290
Total current assets	80,253	79,458	77,152

Property and equipment, net	121,261	119,993	111,498
Operating lease right-of-use assets	13,567	13,599	13,562
Finance lease right-of-use assets, net	6,056	6,112	6,285
Goodwill	28,866	28,792	27,999
Other long-term assets	12,369	12,869	17,558
Total assets	$262,372	$260,823	$254,054

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$5,595	$3,068	$5,457
Accounts payable	57,700	58,666	56,071
Dividends payable	5,660	—	5,013
Accrued liabilities	26,085	29,345	24,092
Accrued income taxes	1,465	608	1,276
Long-term debt due within one year	4,085	2,598	1,865
Operating lease obligations due within one year	1,539	1,499	1,482
Finance lease obligations due within one year	791	800	844
Total current liabilities	102,920	96,584	96,100

Long-term debt	36,520	33,401	35,928
Long-term operating lease obligations	12,797	12,825	12,840
Long-term finance lease obligations	5,878	5,923	6,047
Deferred income taxes and other	13,609	14,398	14,849

Commitments and contingencies

Redeemable noncontrolling interest	307	271	217

Shareholders' equity:
Common stock	799	802	805
Capital in excess of par value	5,441	5,503	4,625
Retained earnings	90,849	98,313	87,230
Accumulated other comprehensive loss	(13,296)	(13,605)	(11,367)
Total Walmart shareholders' equity	83,793	91,013	81,293
Nonredeemable noncontrolling interest	6,548	6,408	6,780
Total shareholders' equity	90,341	97,421	88,073
Total liabilities, redeemable noncontrolling interest, and shareholders' equity	$262,372	$260,823	$254,054
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2025	8,024	$802	$5,503	$98,313	$(13,605)	$91,013	$6,408	$97,421
Consolidated net income	—	—	—	4,487	—	4,487	161	4,648
Other comprehensive income, net of income taxes	—	—	—	—	309	309	36	345
Dividends declared ($0.94 per share)	—	—	—	(7,540)	—	(7,540)	—	(7,540)
Purchase of Company stock	(51)	(5)	(243)	(4,350)	—	(4,598)	—	(4,598)
Other	13	2	181	(61)	—	122	(57)	65
Balances as of April 30, 2025	7,986	$799	$5,441	$90,849	$(13,296)	$83,793	$6,548	$90,341
See accompanying notes.

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2024	8,054	$805	$4,544	$89,814	$(11,302)	$83,861	$6,488	$90,349
Consolidated net income	—	—	—	5,104	—	5,104	209	5,313
Other comprehensive income (loss), net of income taxes	—	—	—	—	(65)	(65)	72	7
Dividends declared ($0.83 per share)	—	—	—	(6,683)	—	(6,683)	—	(6,683)
Purchase of Company stock	(18)	(2)	(50)	(999)	—	(1,051)	—	(1,051)
Dividends to noncontrolling interest	—	—	—	—	—	—	(5)	(5)
Sale of subsidiary stock	—	—	10	—	—	10	5	15
Other	13	2	121	(6)	—	117	11	128
Balances as of April 30, 2024	8,049	$805	$4,625	$87,230	$(11,367)	$81,293	$6,780	$88,073
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
(Amounts in millions)	2025	2024
Cash flows from operating activities:
Consolidated net income	$4,639	$5,307
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	3,369	3,128
Investment (gains) and losses, net	551	(639)
Deferred income taxes	(76)	102
Other operating activities	501	507
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	268	(154)
Inventories	(807)	(529)
Accounts payable	(310)	213
Accrued liabilities	(3,627)	(4,649)
Accrued income taxes	903	963
Net cash provided by operating activities	5,411	4,249

Cash flows from investing activities:
Payments for property and equipment	(4,986)	(4,676)
Proceeds from disposal of property and equipment	25	72
Other investing activities	(132)	195
Net cash used in investing activities	(5,093)	(4,409)

Cash flows from financing activities:
Net change in short-term borrowings	2,521	4,585
Proceeds from issuance of long-term debt	3,983	—
Repayments of long-term debt	—	(1,574)
Dividends paid	(1,880)	(1,671)
Purchase of Company stock	(4,555)	(1,059)
Other financing activities	(61)	(602)
Net cash provided by (used in) financing activities	8	(321)

Effect of exchange rates on cash, cash equivalents and restricted cash	70	6

Net increase (decrease) in cash, cash equivalents and restricted cash	396	(475)
Cash, cash equivalents and restricted cash at beginning of year	9,536	9,935
Cash, cash equivalents and restricted cash at end of period	$9,932	$9,460
See accompanying notes.

Walmart Inc.
Notes to Condensed Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The Condensed Consolidated Financial Statements of Walmart Inc. and its subsidiaries ("Walmart" or the "Company") and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2025 ("fiscal 2025"). Therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K.
The Company's Condensed Consolidated Financial Statements are based on a fiscal year ending January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag based on a calendar year. There were no significant intervening events during the month of April 2025 related to the consolidated operations using a lag that materially affected the Condensed Consolidated Financial Statements.
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
Supplier Financing Program Obligations
The Company has supplier financing programs with financial institutions, in which the Company agrees to pay the financial institution the stated amount of confirmed invoices on the invoice due date for participating suppliers. Participation in these programs is optional and solely up to the supplier, who negotiates the terms of the arrangement directly with the financial institution and may allow early payment. The outstanding payment obligations to financial institutions under these programs were $5.6 billion, $5.7 billion and $5.2 billion, as of April 30, 2025, January 31, 2025 and April 30, 2024, respectively.
Recent Accounting Pronouncements
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

Note 2. Net Income Per Common Share
Basic net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards as determined under the treasury stock method. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted net income per common share attributable to Walmart for the three months ended April 30, 2025 and 2024.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Walmart:

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2025	2024
Numerator
Consolidated net income	$4,639	$5,307
Consolidated net income attributable to noncontrolling interest	(152)	(203)
Consolidated net income attributable to Walmart	$4,487	$5,104

Denominator
Weighted-average common shares outstanding, basic	8,011	8,053
Dilutive impact of share-based awards	40	31
Weighted-average common shares outstanding, diluted	8,051	8,084

Net income per common share attributable to Walmart
Basic	$0.56	$0.63
Diluted	0.56	0.63
Note 3. Accumulated Other Comprehensive Loss
The following tables provide the changes in the composition of total accumulated other comprehensive loss:

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Cash Flow Hedges	Total
Balances as of February 1, 2025	$(12,661)	$(944)	$(13,605)
Other comprehensive income before reclassifications, net	47	259	306
Reclassifications to income, net	—	3	3
Balances as of April 30, 2025	$(12,614)	$(682)	$(13,296)

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Cash Flow Hedges	Total
Balances as of February 1, 2024	$(10,407)	$(895)	$(11,302)
Other comprehensive income (loss) before reclassifications, net	(93)	10	(83)
Reclassifications to income, net	—	18	18
Balances as of April 30, 2024	$(10,500)	$(867)	$(11,367)
Amounts reclassified from accumulated other comprehensive loss for cash flow hedges are generally recorded in interest, net, in the Company's Condensed Consolidated Statements of Income. Amounts reclassified related to the cumulative translation for settlements of foreign-denominated bonds and associated cross-currency swaps are recorded in operating, selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Income.

Note 4. Short-term Borrowings and Long-term Debt
The Company has various committed lines of credit in the U.S. to support its commercial paper program. In April 2025, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion as well as its five-year credit facility of $5.0 billion. In total, the Company had committed lines of credit in the U.S. of $15.0 billion at April 30, 2025 and January 31, 2025, all undrawn.
The following table provides the changes in the Company's long-term debt for the three months ended April 30, 2025:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2025	$2,598	$33,401	$35,999
Proceeds from issuance of long-term debt(1)	—	3,983	3,983
Reclassifications of long-term debt	1,486	(1,486)	—
Currency and other adjustments	1	622	623
Balances as of April 30, 2025	$4,085	$36,520	$40,605
(1)Proceeds from issuance of long-term debt are net of deferred loan costs and any related discount or premium.
Debt Issuances
Information on significant long-term debt issued during the three months ended April 30, 2025, for general corporate purposes, is as follows:

(Amounts in millions)
Issue Date	Principal Amount	Maturity Date	Interest Rate	Net Proceeds
April 28, 2025	$750	April 28, 2027	Floating	$749
April 28, 2025	$750	April 28, 2027	4.100%	$748
April 28, 2025	$1,000	April 28, 2030	4.350%	$993
April 28, 2025	$1,500	April 28, 2035	4.900%	$1,493
Total				$3,983
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

(Amounts in millions)	Fair Value as of April 30, 2025	Fair Value as of January 31, 2025
Equity investments measured using Level 1 inputs	$824	$959
Equity investments measured using Level 2 inputs	1,568	2,082
Total	$2,392	$3,041
The fair value of these investments decreased $0.6 billion and increased $0.6 billion for the three months ended April 30, 2025 and 2024, respectively, primarily due to gains and losses resulting from net changes in the underlying stock prices of the investments along with certain other immaterial investment activity. Equity investments without readily determinable fair values are carried at cost and adjusted for any observable price changes or impairments within other gains and losses in the Condensed Consolidated Statements of Income.

Derivatives
The Company also has derivatives recorded at fair value. Derivative fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of April 30, 2025 and January 31, 2025, the notional amounts and fair values of these derivatives were as follows:

	April 30, 2025			January 31, 2025
(Amounts in millions)	Notional Amount	Fair Value		Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$4,771	$(458)	(1)	$4,771	$(611)	(1)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	5,903	(1,030)	(1)	5,452	(1,388)	(1)
Total	$10,674	$(1,488)		$10,223	$(1,999)
(1) Primarily classified in deferred income taxes and other within the Company's Condensed Consolidated Balance Sheets.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not have any material assets or liabilities resulting in nonrecurring fair value measurements as of April 30, 2025 in the Company's Condensed Consolidated Balance Sheets.
Other Fair Value Disclosures
The Company records cash and cash equivalents, restricted cash, and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on observable prices of identical instruments in less active markets. The carrying value and fair value of the Company's long-term debt as of April 30, 2025 and January 31, 2025, are as follows:

	April 30, 2025		January 31, 2025
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$40,605	$38,837	$35,999	$33,790
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
Settlement of Certain Opioid-Related Matters
The Company entered into settlement agreements with all 50 states, the District of Columbia, Puerto Rico, three U.S. territories, and the vast majority of eligible political subdivisions and federally recognized Native American tribes to resolve opioid-related claims against the Company. In fiscal year 2023, the Company accrued a liability of approximately $3.3 billion for these settlements, which included amounts for remediation of alleged harms, attorneys' fees, and costs. As of January 31, 2025, all of the accrued liability had been paid. Remaining eligible political subdivisions and federally recognized Native American tribes have until July 15, 2025 and February 24, 2026, respectively, to join these settlements. The Company will owe no additional funds for any eligible political subdivision or federally recognized Native American tribe that elects to join the settlement.
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
A trial involving claims brought by two counties against certain defendants, including the Company, in the MDL resulted in a judgment on August 17, 2022 that ordered all three defendants, including the Company, to pay an aggregate amount of approximately $0.7 billion over 15 years, on a joint and several liability basis, and granted the plaintiffs injunctive relief. The monetary aspect of the judgment was stayed pending appeal, and the injunctive aspect of the judgment went into effect on February 20, 2023, which did not materially impact the Company's operations. The Company filed an appeal with the Sixth Circuit Court of Appeals, which issued an order certifying certain questions in the appeal for review by the Supreme Court of Ohio. On December 10, 2024, the Supreme Court of Ohio issued an order certifying the law and holding that the Ohio Product Liability Act bars all common law public nuisance claims arising from the sale of a product. On January 31, 2025, the Sixth Circuit Court of Appeals entered an order vacating the approximately $0.7 billion judgment, dissolving the injunction, and remanding the case back to the MDL for further proceedings where it remains pending.
Additional opioid-related cases against the Company remain pending in the MDL and in state and federal courts. The plaintiffs include healthcare providers, third-party payers, individuals and others and seek compensatory and punitive damages and injunctive relief, including abatement. Four cases brought by third-party payers and one case brought by a hospital system have been selected as bellwether cases to proceed through discovery in the MDL, and the MDL Court may designate additional bellwether cases in the future. The Florida Health Sciences Center case pending in state court in Florida asserts claims on behalf of several hospital systems against the Company and other defendants, and this matter is scheduled for jury trial beginning on September 18, 2025.
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
The Delaware Court of Chancery entered a final order and judgment on December 20, 2024, granting approval to a settlement of the Derivative Actions. Pursuant to this order and judgment (i) insurance carriers funded a $123 million settlement, of which

$24.6 million was awarded to plaintiffs' counsel for attorneys' fees and the balance was awarded to the Company; and (ii) the Company agreed to maintain certain corporate governance practices for a period of at least five years. The settlement does not include any admission of liability, and the defendants expressly deny any wrongdoing. The Company received settlement proceeds of approximately $99 million on December 24, 2024 and recorded it as a reduction to operating, selling, general, and administrative expense. The Abt and Nguyen actions were dismissed on January 16, 2025. On June 5, 2025, the Board of Directors dissolved the SLC.
False Claims Act Litigation. On August 23, 2019, a qui tam action was filed in the U.S. District Court for the District of New Mexico. The action was partially unsealed on April 30, 2024 after the federal government declined to intervene. The DOJ informed the Company of its decision not to intervene on June 20, 2024. On July 25, 2024, the Court transferred the litigation to the U.S. District Court for the District of Delaware. On January 9, 2025, the plaintiffs filed a third amended complaint on behalf of two former pharmacists of the Company as relators that alleges the Company violated the Controlled Substances Act and state pharmacy regulations and that such conduct constitutes violations of the federal False Claims Act. The Company has filed a renewed motion to dismiss that is currently pending with the Court.
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
The Company has also responded to civil investigative demands from the United States Federal Trade Commission (the "FTC") in connection with the FTC's investigation related to money transfers and the Company's anti-fraud program in its capacity as an agent. On June 28, 2022, the FTC filed a complaint against the Company in the U.S. District Court for the Northern District of Illinois alleging that Walmart violated the Federal Trade Commission Act and the Telemarketing Sales Rule regarding its money transfer agent services and is requesting non-monetary relief and civil penalties. Following rulings on Walmart's motion to dismiss, the FTC filed an amended complaint on June 30, 2023. On July 3, 2024, the Court granted in part Walmart's motion to dismiss the amended complaint by dismissing with prejudice the claims under the Telemarketing Sales Rule but denying the motion to dismiss with respect to claims for injunctive relief under Section 5 of the Federal Trade Commission Act. On October 18, 2024, the Court certified its rulings on the motions to dismiss for interlocutory appeal and stayed discovery. The Seventh Circuit Court of Appeals accepted the matter for interlocutory appeal, and it remains pending before that court.
The Company intends to vigorously defend these matters. However, the Company can provide no assurance as to the scope and outcome of these matters and cannot reasonably estimate any loss or range of loss that may arise. Accordingly, the Company can provide no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.
Driver Platform Matters. On December 23, 2024, the Consumer Financial Protection Bureau ("CFPB") filed a lawsuit against the Company and Branch Messenger, Inc. in the District of Minnesota alleging the Company violated the Consumer Financial Protection Act by allegedly requiring independent contractor drivers on the Spark platform to receive payments through a financial product offered by Branch. The CFPB sought an injunction and unspecified restitution, damages, and civil penalties. On May 13, 2025, the CFPB dismissed with prejudice the lawsuit against the Company.
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
Foreign Direct Investment Matters. In July 2021, the Directorate of Enforcement in India issued a show cause notice to Flipkart Private Limited and one of its subsidiaries ("Flipkart"), and to unrelated companies and individuals, including certain current and former shareholders and directors of Flipkart. The notice requests the recipients to show cause as to why further proceedings under India's Foreign Direct Investment rules and regulations (the "Rules") should not be initiated against them based on alleged violations during the period from 2009 to 2015, prior to the Company's acquisition of a majority stake in Flipkart in 2018 (the "Notice"), in addition to more recent requests for information from the Directorate of Enforcement to Flipkart for periods prior and subsequent to April 2016 regarding the Rules, including the most recent request in April 2025 (the "Requests"). The Notice is an initial stage of proceedings under the Rules which could, depending upon the conclusions at the end of the initial stage, lead to a hearing to consider the merits of the allegations described in the Notice. If a hearing is initiated, whether with respect to the Notice or from further proceedings related to the Requests, and if it is determined that violations of the Rules occurred, then the regulatory authority has the authority to impose monetary and/or non-monetary relief, such as share ownership restrictions. Flipkart has been responding to the Notice and, if the matter progresses to a consideration of the merits of the allegations described in the Notice, Flipkart intends to defend against the allegations vigorously. Due to the fact that the process regarding the Notice is in the early stages, the Company is unable to predict whether the Notice will lead to a hearing on the merits or, if it does, the final outcome of the resulting proceedings, as well as whether any further proceedings will arise with respect to the Requests. The Company cannot reasonably estimate any loss or range of loss that may arise from these matters and can provide no assurance as to the scope or outcome of any proceeding that might result from the Notice or the Requests, or the amount of the proceeds the Company may receive in indemnification from individuals and entities that sold shares to the Company under the 2018 agreement for the period prior to the date the Company acquired its majority stake in Flipkart, and further can provide no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.
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

The Walmart U.S. segment includes the Company's mass merchandising concept in the U.S., as well as eCommerce, which includes omnichannel initiatives and certain other business offerings such as advertising services. The Walmart International segment consists of the Company's operations outside of the U.S., as well as eCommerce and omnichannel initiatives. The Sam's Club U.S. segment includes the warehouse membership clubs in the U.S., as well as samsclub.com and omnichannel initiatives. Corporate and support consists of corporate overhead and other items not allocated to any of the Company's segments.
The Company measures the profit or loss of its segments using operating income. The CODM uses operating income to allocate resources across the reportable segments as part of the Company's long-range and annual planning processes, and to evaluate planned versus actual results when assessing segment operating performance. From time to time, the Company may revise the measurement of each segment's operating income, including any corporate overhead allocations, and presentation of significant segment expenses, as determined by the information regularly reviewed by its CODM. The operating results of each reportable segment, including the mix of cost of sales and operating, selling, general and administrative expenses, are not directly comparable due to differences in business model, format and channel mix. Additionally, the operating results of each reportable segment may not be comparable to those of other retailers. Information for the Company's segments, as well as for Corporate and support, including the reconciliation to income before income taxes, is provided as follows:

	Three Months Ended April 30,
(Amounts in millions)	2025	2024
Walmart U.S.
Net sales	$112,163	$108,670
Membership and other income	636	613
Total revenues	112,799	109,283
Cost of sales	81,352	79,095
Operating, selling, general and administrative expenses	25,742	24,856
Operating income	$5,705	$5,332

Walmart International
Net sales	$29,754	$29,833
Membership and other income	379	384
Total revenues	30,133	30,217
Cost of sales	23,464	23,328
Operating, selling, general and administrative expenses	5,405	5,356
Operating income	$1,264	$1,533

Sam's Club U.S.(1)
Net sales	$22,064	$21,435
Membership and other income	607	561
Total revenues	22,671	21,996
Cost of sales	19,487	19,008
Operating, selling, general and administrative expenses	2,498	2,373
Operating income	$686	$615

Corporate and support
Membership and other income(2)	$6	$12
Operating, selling, general and administrative expenses	526	651
Operating loss	$(520)	$(639)

Consolidated
Net sales	$163,981	$159,938
Membership and other income	1,628	1,570
Total revenues	165,609	161,508
Cost of sales	124,303	121,431
Operating, selling, general and administrative expenses	34,171	33,236
Operating income	7,135	6,841
Interest, net	544	600
Other (gains) and losses	597	(794)
Income before income taxes	$5,994	$7,035
(1) Total fuel-related cost of sales and operating, selling, general and administrative expenses for Sam's Club U.S. were $2.2 billion and $2.6 billion for the three months ended April 30, 2025 and 2024, respectively.
(2) Includes other income from corporate campus facilities.

Total assets, depreciation and amortization, and capital expenditures for the Company's segments, as well as for Corporate and support, are as follows:

	Three Months Ended April 30,
(Amounts in millions)	2025	2024
Walmart U.S.
Total assets	$150,796	$139,567
Depreciation and amortization	2,240	2,042
Capital expenditures	3,772	3,547
Walmart International
Total assets	$80,688	$86,347
Depreciation and amortization	549	569
Capital expenditures	481	461
Sam's Club U.S.
Total assets	$16,752	$15,755
Depreciation and amortization	189	167
Capital expenditures	144	152
Corporate and support
Total assets	$14,136	$12,385
Depreciation and amortization	391	350
Capital expenditures	589	516
Consolidated
Total assets	$262,372	$254,054
Depreciation and amortization	3,369	3,128
Capital expenditures	4,986	4,676
Total revenues and long-lived assets, consisting primarily of net property and equipment and lease right-of-use assets, aggregated by the Company's U.S. and non-U.S. operations, are as follows:

	Three Months Ended April 30,
(Amounts in millions)	2025	2024
Revenues
U.S. operations	$135,476	$131,291
Non-U.S. operations	30,133	30,217
Total revenues	$165,609	$161,508

Long-lived assets
U.S. operations	$116,186	$105,780
Non-U.S. operations	24,698	25,565
Total long-lived assets	$140,884	$131,345
No individual country outside of the U.S. had total revenues or long-lived assets that were material to the consolidated totals. Additionally, the Company did not generate material revenues from any single customer.
Disaggregated Revenues
In the following tables, segment net sales are disaggregated by either merchandise category or market. In addition, net sales related to eCommerce are provided for each segment. Net sales related to eCommerce include omnichannel sales where a customer initiates an order digitally and the order is fulfilled through a store or club, as well as net sales from other business offerings that are part of the Company's ecosystem such as certain advertising arrangements, fulfillment services, and data insights. From time to time, the Company revises the assignment of net sales of a particular item to a merchandise category. When the assignment changes, previous period amounts are reclassified to be comparable to the current period's presentation.

(Amounts in millions)	Three Months Ended April 30,
Walmart U.S. net sales by merchandise category	2025	2024
Grocery	$67,831	$66,431
General merchandise	25,276	25,711
Health and wellness	16,244	14,249
Other categories	2,812	2,279
Total	$112,163	$108,670
Of Walmart U.S.'s total net sales, approximately $21.4 billion and $17.6 billion related to eCommerce for the three months ended April 30, 2025 and 2024, respectively.

(Amounts in millions)	Three Months Ended April 30,
Walmart International net sales by market	2025	2024
Mexico and Central America	$11,714	$13,232
China	6,579	5,443
Canada	5,145	5,328
Other	6,316	5,830
Total	$29,754	$29,833
Of Walmart International's total net sales, approximately $7.7 billion and $6.4 billion related to eCommerce for the three months ended April 30, 2025 and 2024, respectively.

(Amounts in millions)	Three Months Ended April 30,
Sam's Club U.S. net sales by merchandise category	2025	2024
Grocery	$15,443	$14,574
Fuel and other	2,851	3,334
General merchandise	2,536	2,477
Health and wellness	1,234	1,050
Total	$22,064	$21,435
Of Sam's Club U.S.'s total net sales, approximately $3.3 billion and $2.6 billion related to eCommerce for the three months ended April 30, 2025 and 2024, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
This discussion, which presents Walmart Inc.'s ("Walmart," the "Company," "our," "us" or "we") results for periods occurring in the fiscal year ending January 31, 2026 ("fiscal 2026") and the fiscal year ended January 31, 2025 ("fiscal 2025"), should be read in conjunction with our Condensed Consolidated Financial Statements as of and for the three months ended April 30, 2025, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of and for the year ended January 31, 2025, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended January 31, 2025.
Recent Developments, Macroeconomic Conditions and Potential Impacts
We expect continued uncertainty in our business and the global economy due to tariffs and trade restrictions; inflationary trends; fluctuations in global currencies; swings in macroeconomic conditions and their effect on consumer confidence; volatility in employment trends; and supply chain pressures, any of which may impact our results. Information on certain risks, factors, and uncertainties that can affect our operating results and an investment in our securities can be found herein under "Item 1A. Risk Factors" and "Item 5. Other Information."
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
•Growth - serve customers through a seamless omnichannel experience;
•Margin - improve our operating income margin through productivity initiatives as well as category and business mix; and
•Returns - improve our Return on Investment through margin improvement and disciplined capital spend.
Growth
Our objective of prioritizing growth means we will focus on serving customers and members however they want to shop through our omnichannel business model. This includes increasing comparable store and club sales through increasing membership at Sam's Club U.S. and through Walmart+, accelerating eCommerce sales growth and expansion of omnichannel initiatives that complement our strategy.
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
Calendar comparable sales, as well as the impact of fuel, for the three months ended April 30, 2025 and 2024, were as follows:

	Three Months Ended April 30,
	2025	2024	2025	2024
	With Fuel		Fuel Impact
Walmart U.S.	3.1%	4.9%	0.0%	0.0%
Sam's Club U.S.	2.8%	4.6%	(2.6)%	(0.7)%
Total U.S.	3.0%	4.9%	(0.5)%	0.0%
Comparable sales in the U.S., including fuel, increased 3.0% for the three months ended April 30, 2025, when compared to the same period in the previous fiscal year. The Walmart U.S. segment had comparable sales growth of 3.1% for the three months ended April 30, 2025 driven by growth in transactions and unit volumes, with strong sales in health and wellness and grocery. The Walmart U.S. segment's eCommerce net sales positively contributed approximately 3.4% to comparable sales, which outpaced the total segment growth for the three months ended April 30, 2025. This growth reflects continued strength in customer and Walmart+ member engagement with omnichannel offerings, which was primarily driven by store-fulfilled pickup and delivery.

Comparable sales in the Sam's Club U.S. segment increased 2.8% for the three months ended April 30, 2025, driven by growth in club and digital transactions as well as unit volumes, including strong sales in grocery and health and wellness. The Sam's Club U.S. segment's eCommerce sales positively contributed approximately 3.3% to comparable sales for the three months ended April 30, 2025, which outpaced the total segment growth as a result of lower fuel sales. This growth reflects continued strength in member engagement with omnichannel offerings.
Margin
Our objective of prioritizing margin focuses on growth by driving incremental margin accretion through a combination of productivity improvements, as well as category and business mix. We invest in technology and process improvements to increase productivity, manage inventory and reduce costs, and we operate with discipline by managing expenses and optimizing the efficiency of how we work. We measure operating discipline through expense leverage, which we define as net sales growing at a faster rate than operating, selling, general and administrative ("operating") expenses. Additionally, we focus on our mix of businesses, including expanding our ecosystem in higher margin areas, such as digital advertising and marketplace. Our objective is to achieve operating income leverage, which we define as growing operating income at a faster rate than net sales.

	Three Months Ended April 30,
(Amounts in millions)	2025	2024
Net sales	$163,981	$159,938
Percentage change from comparable period	2.5%	5.9%
Operating income	$7,135	$6,841
Percentage change from comparable period	4.3%	9.6%

Percentage of net sales
Gross profit(1)	24.2%	24.1%
Operating expenses	20.8%	20.8%
Operating income	4.4%	4.3%
(1) Gross profit defined as net sales less cost of sales.
Gross profit as a percentage of net sales ("gross profit rate") increased 12 basis points for the three months ended April 30, 2025, when compared to the same period in the previous fiscal year. The increase was primarily due to the Walmart U.S. segment driven by disciplined inventory management, including lower levels of markdowns, and growth in higher margin businesses, partially offset by mix shifts into lower margin merchandise categories. Additionally, the increase was partially offset by ongoing channel and format mix shifts in the Walmart International segment.
Operating expenses as a percentage of net sales increased 6 basis points for the three months ended April 30, 2025 when compared to the same period in the previous fiscal year. The increase was primarily due to increased depreciation and amortization and casualty claims expense in the U.S., partially offset by the lapping of business restructuring charges incurred in the previous fiscal year.
Operating income as a percentage of net sales increased 7 basis points for the three months ended April 30, 2025, primarily due to the factors described above.
Returns
As we execute our financial framework, we believe our return on capital will improve over time. We measure return on capital with our return on investment and free cash flow metrics. In addition, we provide returns in the form of share repurchases and dividends, which are discussed in the Liquidity and Capital Resources section.
Return on Assets and Return on Investment
We include Return on Assets ("ROA") and Return on Investment ("ROI") as metrics to assess our return on capital. ROA is the most directly comparable measure based on our financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP") while ROI is considered a non-GAAP financial measure. Management believes ROI is a meaningful metric to share with investors because it helps investors assess how effectively Walmart deploys its assets. Trends in ROI can fluctuate over time as management balances long-term strategic initiatives with possible short-term impacts.
Our calculation of ROI is considered a non-GAAP financial metric because we calculate ROI using financial measures that exclude and include amounts that are included and excluded in ROA, the most directly comparable GAAP financial measure. ROA is consolidated net income for the period divided by average total assets for the period. We define ROI as operating income plus interest income, depreciation and amortization, and rent expense for the trailing 12 months divided by average invested capital during that period. We consider average invested capital to be the average of our beginning and ending total assets, plus average accumulated depreciation and amortization, less average accounts payable and averaged accrued liabilities for that period. Although ROI is a standard financial measure, numerous methods exist for calculating a company's ROI. As a result, the method used by management to calculate our ROI may differ from the methods used by other companies to calculate their ROI.

The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ended April 30,
(Amounts in millions)	2025	2024
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$19,489	$19,681
Denominator
Average total assets(1)	$258,213	$249,554
Return on assets (ROA)	7.5%	7.9%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$29,642	$27,613
+ Interest income	464	553
+ Depreciation and amortization	13,214	12,136
+ Rent	2,358	2,291
= ROI operating income	$45,678	$42,593

Denominator
Average total assets(1)	$258,213	$249,554
'+ Average accumulated depreciation and amortization(1)	121,844	115,841
'- Average accounts payable(1)	56,886	55,170
- Average accrued liabilities(1)	25,089	25,810
= Average invested capital	$298,082	$284,415
Return on investment (ROI)	15.3%	15.0%
(1) The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the prior period and dividing by two.

	As of April 30,
	2025	2024	2023
Certain Balance Sheet Data
Total assets	$262,372	$254,054	$245,053
Accumulated depreciation and amortization	125,169	118,518	113,164
Accounts payable	57,700	56,071	54,268
Accrued liabilities	26,085	24,092	27,527
ROA was 7.5% and 7.9% for the trailing 12 months ended April 30, 2025 and 2024, respectively. The decrease in ROA was primarily due to an increase in average total assets, resulting from higher purchases of property and equipment, as well as a slight decline in net income during the trailing 12 month period. The decline in net income was the result of net decreases in the fair value of our equity and other investments, partially offset by higher operating income. ROI was 15.3% and 15.0% for the trailing 12 months ended April 30, 2025 and 2024, respectively. The increase in ROI was the result of an increase in operating income, primarily due to improvements in business performance and lapping business reorganization charges incurred in the comparative trailing 12 months, partially offset by an increase in average invested capital primarily due to higher purchases of property and equipment.
Capital Allocation
Our strategy includes allocating our capital to higher-return areas such as automation and investments in stores and clubs. The following table provides additional detail regarding our capital expenditures:

(Amounts in millions)	Three Months Ended April 30,
Allocation of Capital Expenditures	2025	2024
Supply chain, customer-facing initiatives, technology and other	$3,051	$2,602
Store and club remodels	1,242	1,546
New stores and clubs, including expansions and relocations	212	67
Total U.S.	4,505	4,215
Walmart International	481	461
Total Capital Expenditures	$4,986	$4,676

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

	Three Months Ended April 30,
(Amounts in millions)	2025	2024
Net cash provided by operating activities	$5,411	$4,249
Payments for property and equipment	(4,986)	(4,676)
Free cash flow	$425	$(427)

Net cash used in investing activities(1)	$(5,093)	$(4,409)
Net cash provided by (used in) financing activities	8	(321)
(1) "Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.
Net cash provided by operating activities was $5.4 billion for the three months ended April 30, 2025, which represents an increase of $1.2 billion when compared to the same period in the prior year. The increase was primarily due to an increase in cash provided by operating income and timing of certain payments. Free cash flow for the three months ended April 30, 2025 was $0.4 billion, which represents an increase of $0.9 billion when compared to the same period in the prior year. The increase in free cash flow was due to the increase in net cash provided by operating activities described above, partially offset by an increase of $0.3 billion in capital expenditures to support our investment strategy.

Results of Operations
Consolidated Results of Operations

	Three Months Ended April 30,
(Dollar amounts and retail square feet in millions)	2025	2024
Net sales	$163,981	$159,938
Percentage change from comparable period	2.5%	5.9%
Membership & other income(1)	1,628	1,570
Total revenues	165,609	161,508
Percentage change from comparable period	2.5%	6.0%
Gross profit(2)	39,678	38,507
Operating expenses(2)	34,171	33,236
Operating income	7,135	6,841
Other (gains) and losses	597	(794)
Consolidated net income	$4,639	$5,307

Percentage of net sales
Gross profit	24.2%	24.1%
Operating expenses	20.8%	20.8%
Operating income	4.4%	4.3%

Unit counts at period end	10,784	10,607
Retail square feet at period end	1,053	1,051
(1)     Membership and other income includes membership fees and other items such as rental and tenant income, recycling income, gift card breakage income, as well as other income from corporate campus facilities.
(2)     Gross profit is defined as net sales less cost of sales. Operating expenses refers to operating, selling, general and administrative expenses.
Our total revenues increased $4.1 billion or 2.5% for the three months ended April 30, 2025, when compared to the same period in the previous fiscal year. The increase was primarily due to strong positive comparable sales in our U.S. segments and international markets driven by growth in transactions and unit volumes, with strength in eCommerce as well as strong sales in grocery and health and wellness. Net sales for the three months ended April 30, 2025 were negatively affected by $2.4 billion in currency exchange rate fluctuations. Additionally, net sales growth was also impacted by approximately 1% due to one extra day in February 2024 as a result of a leap year. Membership and other income increased $0.1 billion or 3.7% for the three months ended April 30, 2025, primarily due to strong growth in membership fee income globally, partially offset by decreases in other income items.
Gross profit rate increased 12 basis points for the three months ended April 30, 2025, when compared to the same period in the previous fiscal year. The increase was primarily due to the Walmart U.S. segment driven by disciplined inventory management, including lower levels of markdowns, and growth in higher margin businesses, partially offset by mix shifts into lower margin merchandise categories. Additionally, the increase was partially offset by ongoing channel and format mix shifts in the Walmart International segment.
Operating expenses as a percentage of net sales increased 6 basis points for the three months ended April 30, 2025, when compared to the same period in the previous fiscal year. The increase was primarily due to increased depreciation and amortization and casualty claims expense in the U.S., partially offset by the lapping of business restructuring charges incurred in the previous fiscal year.
Other gains and losses consist of certain non-operating items, such as the change in the fair value of our investments and gains or losses on business dispositions, which by their nature can fluctuate from period to period. Other gains and losses for the three months ended April 30, 2025 and 2024 consisted of net losses of $0.6 billion and net gains of $0.8 billion, respectively, which primarily consisted of changes in fair value of our equity and other investments driven by changes in their underlying stock prices.
Our effective income tax rate was 22.6% for the three months ended April 30, 2025, compared to 24.6% for the same period in the previous fiscal year. Our effective income tax rate may fluctuate as a result of various factors, including changes in our assessment of unrecognized tax benefits, valuation allowances, business operations, acquisitions, investments, entry into new businesses and geographies, intercompany transactions, changes in tax law, changes in the administrative practices, principles, and interpretations related to tax, and the mix and size of earnings among our U.S. operations and international operations, which are subject to statutory rates that may be different than the U.S. statutory rate.
As a result of the factors discussed above, consolidated net income decreased $0.7 billion for the three months ended April 30, 2025, when compared to the same period in the previous fiscal year. Accordingly, diluted net income per common share attributable to Walmart was $0.56 for the three months ended April 30, 2025, which represents a decrease of $0.07 when compared to the same period in the previous fiscal year.

Walmart U.S. Segment

	Three Months Ended April 30,
(Dollar amounts and retail square feet in millions)	2025	2024
Net sales	$112,163	$108,670
Net sales percentage change from comparable period	3.2%	4.6%
Calendar comparable sales increase	3.1%	4.9%
Membership & other income	636	613
Gross profit	30,811	29,575
Operating expenses	25,742	24,856
Operating income	$5,705	$5,332

Percentage of net sales
Gross profit	27.5%	27.2%
Operating expenses	23.0%	22.9%
Operating income	5.1%	4.9%

Unit counts at period end	4,606	4,609
Retail square feet at period end	698	698
Net sales for the Walmart U.S. segment increased $3.5 billion or 3.2% for the three months ended April 30, 2025, when compared to the same period in the previous fiscal year. The increase was due to comparable sales of 3.1% for the three months ended April 30, 2025, driven by growth in transactions and unit volumes, with strong sales in health and wellness and grocery. The Walmart U.S. segment's eCommerce sales positively contributed approximately 3.4% to comparable sales, which outpaced the total segment growth for the three months ended April 30, 2025. This growth reflects continued strength in customer and Walmart+ member engagement with omnichannel offerings, which was primarily driven by store-fulfilled pickup and delivery.
Membership and other income increased 3.8% for three months ended April 30, 2025, primarily driven by double-digit percentage growth in membership fee income from Walmart+.
Gross profit rate increased 25 basis points for the three months ended April 30, 2025, when compared to the same period in the previous fiscal year. The increase was primarily driven by disciplined inventory management, including lower levels of markdowns, and growth in higher margin businesses, partially offset by mix shifts into lower margin merchandise categories.
Operating expenses as a percentage of net sales increased 8 basis points for the three months ended April 30, 2025, when compared to the same period in the previous fiscal year. The increase was primarily due to increased depreciation and amortization, casualty claims expense, as well as VIZIO operating costs following the acquisition in December 2024, partially offset by the lapping of business restructuring charges incurred in the previous fiscal year.
As a result of the factors discussed above, operating income increased $0.4 billion for the three months ended April 30, 2025, when compared to the same period in the previous fiscal year.
Walmart International Segment

	Three Months Ended April 30,
(Dollar amounts and retail square feet in millions)	2025	2024
Net sales	$29,754	$29,833
Percentage change from comparable period	(0.3)%	12.1%
Membership and other income	379	384
Gross profit	6,290	6,505
Operating expenses	5,405	5,356
Operating income	$1,264	$1,533

Percentage of net sales
Gross profit	21.1%	21.8%
Operating expenses	18.2%	18.0%
Operating income	4.2%	5.1%

Unit counts at period end	5,578	5,399
Retail square feet at period end	274	272
Net sales for the Walmart International segment decreased $0.1 billion or 0.3% for the three months ended April 30, 2025, when compared to the same period in the previous fiscal year. The decrease was primarily due to negative fluctuations in currency exchange rates of $2.4 billion, partially offset by positive comparable sales across our international markets.

Gross profit rate decreased 66 basis points for the three months ended April 30, 2025, when compared to the same period in the previous fiscal year. The decrease was primarily driven by ongoing channel and format mix shifts, partially offset by ongoing business mix changes.
Operating expenses as a percentage of net sales increased 22 basis points for the three months ended April 30, 2025, when compared to the same period in the previous fiscal year. The increase was primarily due to strategic growth investments, including investments in associate wages in our Mexico and Central America and Canada markets, partially offset by format mix shifts primarily in China.
As a result of the factors discussed above, operating income decreased $0.3 billion for the three months ended April 30, 2025, when compared to the same period in the previous fiscal year.
Sam's Club U.S. Segment

	Three Months Ended April 30,
(Dollar amounts and retail square feet in millions)	2025	2024
Including Fuel
Net sales	$22,064	$21,435
Percentage change from comparable period	2.9%	4.6%
Calendar comparable sales increase	2.8%	4.6%
Membership and other income	607	561
Gross profit	2,577	2,427
Operating expenses	2,498	2,373
Operating income	$686	$615

Percentage of net sales
Gross profit	11.7%	11.3%
Operating expenses	11.3%	11.1%
Operating income	3.1%	2.9%

Unit counts at period end	600	599
Retail square feet at period end	80	80

Excluding Fuel (1)
Net sales	$19,739	$18,703
Percentage change from comparable period	5.5%	5.3%
Operating income	$549	$515
(1) We believe the "Excluding Fuel" information is useful to investors because it permits investors to understand the effect of the Sam's Club U.S. segment's fuel sales on its results of operations, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam's Club U.S. segment in the future.
Net sales for the Sam's Club U.S. segment increased $0.6 billion or 2.9% for the three months ended April 30, 2025, when compared to the same period in the previous fiscal year. The increase was primarily due to comparable sales, including fuel, of 2.8% for the three months ended April 30, 2025, driven by growth in club and digital transactions as well as unit volumes, including strong sales in grocery and health and wellness. Sam's Club U.S. eCommerce sales positively contributed approximately 3.3% to comparable sales for the three months ended April 30, 2025, which outpaced the total segment growth as a result of lower fuel sales. This growth reflects continued strength in member engagement with omnichannel offerings.
Membership and other income increased 8.2% for the three months ended April 30, 2025, when compared to the same period in the previous fiscal year. The increase was due to growth in the membership base and Plus penetration.
Gross profit rate increased 36 basis points for the three months ended April 30, 2025, when compared to the same period in the previous fiscal year. The increase for the three months ended April 30, 2025 was primarily due to improved margins in fuel.
Operating expenses as a percentage of net sales increased 25 basis points for the three months ended April 30, 2025, when compared to the same period in the previous fiscal year, primarily due to lower fuel sales combined with continued technology and associate wage investments.
As a result of the factors discussed above, operating income increased $0.1 billion for the three months ended April 30, 2025, when compared to the same period in the previous fiscal year.

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
Net Cash Provided by Operating Activities

	Three Months Ended April 30,
(Amounts in millions)	2025	2024
Net cash provided by operating activities	$5,411	$4,249
Net cash provided by operating activities was $5.4 billion as compared to $4.2 billion for the three months ended April 30, 2025 and 2024, respectively. The increase was primarily due to an increase in cash provided by operating income and timing of certain payments.
Cash Equivalents and Working Capital Deficit
Cash and cash equivalents were $9.3 billion and $9.4 billion at April 30, 2025 and 2024, respectively. Our working capital deficit was $22.7 billion as of April 30, 2025, which increased when compared to the $18.9 billion working capital deficit as of April 30, 2024. The increase in our working capital deficit was primarily driven by the timing of certain payments combined with an increase in long-term debt due within one year, partially offset by an increase in inventories related to sales growth. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of cash dividends and share repurchases.
As of April 30, 2025 and January 31, 2025, cash and cash equivalents of $3.7 billion and $3.3 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions or are subject to the approval of the noncontrolling interest shareholders.
Net Cash Used in Investing Activities

	Three Months Ended April 30,
(Amounts in millions)	2025	2024
Net cash used in investing activities	$(5,093)	$(4,409)
Net cash used in investing activities was $5.1 billion as compared to $4.4 billion for the three months ended April 30, 2025 and 2024, respectively. The increase of $0.7 billion for the three months ended April 30, 2025 is primarily due to an increase in payments for property and equipment and the change in other investing activities related to certain short-term investments.
Net Cash Provided by (Used in) Financing Activities

	Three Months Ended April 30,
(Amounts in millions)	2025	2024
Net cash provided by (used in) financing activities	$8	$(321)
Net cash from financing activities generally consists of debt transactions, dividends paid, repurchases of Company stock and transactions with noncontrolling interest shareholders. Net cash provided by financing activities increased $0.3 billion for the three months ended April 30, 2025, when compared to the same period in the previous fiscal year. The increase is primarily due to new long-term debt issued in the current fiscal year as well as lapping debt repayments made in the previous fiscal year, partially offset by increased share repurchases and lower short-term borrowings in the current year.
In April 2025, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion as well as its five-year credit facility of $5.0 billion. In total, we had committed lines of credit in the U.S. of $15.0 billion at April 30, 2025, all undrawn.

Long-term Debt
The following table provides the changes in our long-term debt for the three months ended April 30, 2025:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2025	$2,598	$33,401	$35,999
Proceeds from issuance of long-term debt(1)	—	3,983	3,983
Reclassifications of long-term debt	1,486	(1,486)	—
Currency and other adjustments	1	622	623
Balances as of April 30, 2025	$4,085	$36,520	$40,605
(1)Proceeds from issuance of long-term debt are net of deferred loan costs and any related discount or premium.
During the three months ended April 30, 2025, our total outstanding long-term debt increased $4.6 billion primarily due to the issuance of new long-term debt in April 2025. Refer to Note 4 to our Condensed Consolidated Financial Statements for details.
Dividends
Effective February 20, 2025, the Company approved the fiscal 2026 annual dividend of $0.94 per share, a 13% increase over the fiscal 2025 annual dividend of $0.83 per share. For fiscal 2026, the annual dividend was or will be paid in four quarterly installments of $0.235 per share, according to the following record and payable dates:

Record Date	Payable Date
March 21, 2025	April 7, 2025
May 9, 2025	May 27, 2025
August 15, 2025	September 2, 2025
December 12, 2025	January 5, 2026
The dividend installments payable on April 7, 2025 and May 27, 2025 were paid as scheduled.
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the three months ended April 30, 2025 were made under the current $20 billion share repurchase program approved in November 2022, which has no expiration date or other restrictions limiting the period over which the Company can make repurchases. As of April 30, 2025, authorization for $7.5 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
We regularly review share repurchase activity and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. We anticipate that a majority of the ongoing share repurchase program will be funded through the Company's free cash flow. The following table provides, on a settlement date basis, share repurchase information for the three months ended April 30, 2025 and 2024:

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2025	2024
Total number of shares repurchased	50.4	18.0
Average price paid per share	$90.35	$59.05
Total amount paid for share repurchases	$4,555	$1,059
During the three months ended April 30, 2025, the Company repurchased $4.6 billion in shares of its common stock, an increase of $3.5 billion as compared to the same period in the previous fiscal year. The increase was driven by opportunistic prices during the quarter as part of the Company's long-term strategy.
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

We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. As of April 30, 2025, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
Other Matters
In Note 6 to our Condensed Consolidated Financial Statements, which is captioned "Contingencies" and appears in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," we discuss, under the sub-captions "Settlement of Certain Opioid-Related Matters," and "Ongoing Opioid-Related Litigation," certain opioid-related matters, as well as the Prescription Opiate Litigation, and other matters, including certain risks arising therefrom. In Note 6, we discuss, "Asda Equal Value Claims" the Company's indemnification obligation for the Asda Equal Value Claims matter, "Money Transfer Agent Services Matters," a United States Federal Trade Commission complaint related to money transfers and the Company's anti-fraud program and a government investigation by the U.S. Attorney's Office for the Middle District of Pennsylvania into the Company's consumer fraud prevention and anti-money laundering compliance related to the Company's money transfer agent services, as well as matters related to independent contractor drivers on our Spark platform under "Driver Platform Matters." In Note 6, under "Mexico Antitrust Matter," we also discuss a quasi-judicial administrative process initiated by COFECE against Walmex and Walmex's related constitutional challenge. In Note 6 we also discuss a show cause notice and requests issued by the Directorate of Enforcement to Flipkart regarding Foreign Direct Investment rules and regulations in India and an India Antitrust Matter. We reference various legal proceedings related to the Prescription Opiate Litigation, the DOJ Opioid Civil Litigation, Opioids-Related Securities Class Actions and False Claims Act Litigation; Asda Equal Value Claims; Money Transfer Agent Services Litigation; Driver Platform Matter; Mexico Antitrust Matter; and an India Antitrust Matter in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the caption "I. Supplemental Information." We also discuss an environmental matter with the State of California and an environmental matter with the U.S. Environmental Protection Agency in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "II. Environmental Matters." The foregoing matters and other matters described elsewhere in this Quarterly Report on Form 10-Q represent contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company upon their final resolution.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks relating to our operations result primarily from changes in interest rates, currency exchange rates and the fair value of certain equity investments. As of April 30, 2025, there were no material changes to our market risks disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025. The information concerning market risk set forth in Part II, Item 7A. of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, as filed with the SEC on March 14, 2025, under the caption "Quantitative and Qualitative Disclosures About Market Risk," is hereby incorporated by reference into this Quarterly Report on Form 10-Q.

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
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. There has been no significant change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Opioid-Related Litigation: In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL") is pending in the U.S. District Court for the Northern District of Ohio and includes approximately 250 cases with claims against the Company as of May 30, 2025. In addition, there are more than 10 other opioid-related cases against the Company and its subsidiaries pending in U.S. state and federal courts and Canadian courts as of May 30, 2025. The non-MDL case citations are listed on Exhibit 99.1 to this Quarterly Report on Form 10-Q.
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
Driver Platform Matter: Consumer Financial Protection Bureau v. Walmart Inc., et al., USDC. D. of Minn., 12/23/24.
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
In October 2023, the Company received a Finding of Violation from the U.S. Environmental Protection Agency (the "EPA") alleging violations of the Clean Air Act in connection with the Company's refrigeration leak detection and repair program at certain of its facilities. The Company is cooperating with the EPA in its investigation. The EPA may seek to impose monetary and non-monetary penalties for the alleged violations of the Clean Air Act. The Company is unable to predict the final outcome of this matter, but the EPA could seek penalties in excess of $1 million. Although the Company does not believe this matter will have a material adverse effect on its business, financial position, results of operations, or cash flows, the Company can provide no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A, under the caption "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, which risks could materially and adversely affect our business, results of operations, financial condition and liquidity. No material change in the risk factors discussed in such Form 10-K has occurred. Such risk factors do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Our business operations could also be affected by additional factors that apply to all companies operating in the U.S. and globally.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the three months ended April 30, 2025 were made under the current $20 billion share repurchase program approved in November 2022, which has no expiration date or other restrictions limiting the period over which the Company can make repurchases. As of April 30, 2025, authorization for $7.5 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, its results of operations and the market price of its common stock. Share repurchase activity under our share repurchase program, on a trade date basis, for the three months ended April 30, 2025, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (billions)
February 1 - 28, 2025	6,672,891	$99.20	6,672,891	$11.4
March 1 - 31, 2025	23,690,359	87.66	23,690,359	9.3
April 1 - 30, 2025	20,502,718	90.67	20,502,718	7.5
Total	50,865,968		50,865,968
(1) Represents approximate dollar value of shares that could have been purchased under the plan in effect at the end of the month.
Item 5. Other Information
Security Trading Plans of Directors and Executive Officers
During the Company's fiscal quarter ended April 30, 2025, the following Section 16 officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement:
On March 17, 2025, C. Douglas McMillon, President and Chief Executive Officer, entered into a stock trading plan designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934. Under the terms of the plan, Mr. McMillon will sell an aggregate 233,000 shares of common stock. The plan will terminate in May 2026.
On March 17, 2025, John Furner, Executive Vice President, President and Chief Executive Officer, Walmart U.S., entered into a stock trading plan designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934. Under the terms of the plan, Mr. Furner will sell an aggregate 157,500 shares of common stock. The plan will terminate in May 2026.
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
•in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations": statements under the caption "Overview" regarding future changes to our business and our expectations about the potential impacts on our business, financial position, results of operations or cash flows as a result of macroeconomic factors such as geopolitical conditions, supply chain disruptions, volatility in employment trends, and consumer confidence; statements under the caption "Overview" relating to the possible impact of inflationary pressures and volatility in currency exchange rates on the results, including net sales and operating income, of Walmart and the Walmart International segment, as well as our pricing and merchandising strategies in response to cost increases; statements under the caption "Company Performance Metrics - Growth" regarding our strategy to serve customers through a seamless omnichannel experience; statements under the caption "Company Performance Metrics - Margin" regarding our strategy to improve operating income margin through productivity initiatives as well as category and business mix; statements under the caption "Company Performance Metrics - Returns" regarding our belief that returns on capital will improve as we execute on our strategic priorities; statements under the caption "Results of Operations - Consolidated Results of Operations" regarding the possibility of fluctuations in Walmart's effective income tax rate from quarter to quarter and the factors that may cause those fluctuations; a statement under the caption "Results of Operations - Sam's Club U.S. Segment" relating to the possible continuing impact of volatility in fuel prices on the future operating results of the Sam's Club U.S. segment; a statement under the caption "Liquidity and Capital Resources - Liquidity" that Walmart's sources of liquidity will be adequate to fund its operations, finance its investment activities, pay dividends and fund share repurchases; a statement under the caption "Liquidity and Capital Resources - Liquidity - Net Cash Provided By (Used in) Financing Activities - Dividends" regarding the payment of annual dividends in fiscal 2026; a statement under the caption "Liquidity and Capital Resources - Liquidity - Net Cash Provided By (Used in) Financing Activities - Company Share Repurchase Program" regarding funding of our share repurchase program; a statement under the caption "Liquidity and Capital Resources - Liquidity - Net Cash Provided By (Used in) Financing Activities - Material Cash Requirements" regarding funding of our material cash requirements from operating activities; statements under the caption "Liquidity and Capital Resources - Capital Resources" regarding management's expectations regarding the Company's cash flows from operations, current cash position, short-term borrowings and access to capital markets continuing to be sufficient to meet its anticipated cash requirements and contractual obligations, the Company's commercial paper and long-term debt ratings continuing to enable it to refinance its debts at favorable rates, factors that could affect its credit ratings, and the effect that lower credit ratings would have on its access to capital and credit markets and borrowing costs; and statements under the caption "Other Matters" regarding the contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company;
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
Risks, Factors and Uncertainties Regarding Our Business
These forward-looking statements are subject to risks, uncertainties and other factors, domestically and internationally. We, along with other retail companies, are influenced by a number of factors including, but not limited to:
Economic Factors
•economic, geopolitical, capital markets and business conditions, trends and events around the world and in the markets in which Walmart operates;
•changes or modifications in tariff rates or the imposition of new tariffs or new taxes on imports;
•changes or modifications in trade restrictions or the imposition of new trade restrictions;
•currency exchange rate fluctuations;
•changes in market rates of interest;
•inflation or deflation, generally and in certain product categories;

•transportation, energy and utility costs;
•commodity prices, including the prices of oil and natural gas;
•changes in market levels of wages;
•changes in the size of various markets, including eCommerce markets;
•unemployment levels;
•consumer confidence, disposable income, credit availability, spending levels, shopping patterns, debt levels and demand for certain merchandise;
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
•the financial and operational impacts of our investments in eCommerce, technology, talent and automation;
•supply chain disruption and production, labor shortages and increases in labor costs;
•the impact of acquisitions, divestitures, store or club closures and other strategic decisions;
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
Regulatory and Other Factors
•changes in existing tax, labor and other laws and changes in tax rates, including the enactment of laws and the adoption and interpretation of administrative rules and regulations, including those related to worker classification;
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

Other Risk Factors; No Duty to Update
This Quarterly Report on Form 10-Q should be read in conjunction with Walmart's Annual Report on Form 10-K for the fiscal year ended January 31, 2025 and all of Walmart's subsequent other filings with the Securities and Exchange Commission. Walmart urges investors to consider all of the risks, uncertainties and other factors disclosed in these filings carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. The Company cannot assure you that the results or developments anticipated by the Company and reflected or implied by any forward-looking statement contained in this Quarterly Report on Form 10-Q will be realized or, even if substantially realized, that those results or developments will result in the forecasted or expected consequences for the Company or affect the Company, its operations or its financial performance as the Company has forecasted or expected. As a result of the matters discussed above and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report on Form 10-Q may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and Walmart undertakes no obligation to update any such statements to reflect subsequent events or circumstances.

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

Exhibit 4.1
Series Terms Certificate Pursuant to the Indenture Relating to Floating Rate Notes Due 2027 of the Company is incorporated herein by reference to Exhibit 4.1 to the Report on Form 8-K filed by the Company on April 28, 2025

Exhibit 4.2
Series Terms Certificate Pursuant to the Indenture Relating to 4.100% Notes Due 2027 of the Company is incorporated herein by reference to Exhibit 4.2 to the Report on Form 8-K filed by the Company on April 28, 2025

Exhibit 4.3
Series Terms Certificate Pursuant to the Indenture Relating to 4.350% Notes Due 2030 of the Company is incorporated herein by reference to Exhibit 4.3 to the Report on Form 8-K filed by the Company on April 28, 2025

Exhibit 4.4
Series Terms Certificate Pursuant to the Indenture Relating to 4.900% Notes Due 2035 of the Company is incorporated herein by reference to Exhibit 4.4 to the Report on Form 8-K filed by the Company on April 28, 2025

Exhibit 4.5	Form of Global Note to represent the Floating Rate Notes Due 2027 of the Company is incorporated herein by reference to Exhibit 4.5 to the Report on Form 8-K filed by the Company on April 28, 2025

Exhibit 4.6	Form of Global Note to represent the 4.100% Notes Due 2027 of the Company is incorporated herein by reference to Exhibit 4.6 to the Report on Form 8-K filed by the Company on April 28, 2025

Exhibit 4.7	Form of Global Note to represent the 4.350% Notes Due 2030 of the Company is incorporated herein by reference to Exhibit 4.7 to the Report on Form 8-K filed by the Company on April 28, 2025

Exhibit 4.8	Form of Global Note to represent the 4.900% Notes Due 2035 of the Company is incorporated herein by reference to Exhibit 4.8 to the Report on Form 8-K filed by the Company on April 28, 2025

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99.1*	Non-MDL Opioid Litigation Case Citations

Exhibit 101.INS*	Inline XBRL Instance Document

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2025, formatted in Inline XBRL (included in Exhibit 101)

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALMART INC.

Date: June 6, 2025	By:	/s/ C. Douglas McMillon
C. Douglas McMillon President and Chief Executive Officer (Principal Executive Officer)

Date: June 6, 2025	By:	/s/ John David Rainey
John David Rainey Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: June 6, 2025	By:	/s/ David M. Chojnowski
David M. Chojnowski Senior Vice President and Controller (Principal Accounting Officer)