Form 10-Q
period 2025-07-31
Walmart Inc.
filed 2025-08-29
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended July 31, 2025.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The registrant had 7,972,851,122 shares of common stock outstanding as of August 27, 2025.

Walmart Inc.
Form 10-Q
For the Quarterly Period Ended July 31, 2025

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
Walmart Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except per share data)	2025	2024	2025	2024
Revenues:
Net sales	$175,750	$167,767	$339,731	$327,705
Membership and other income	1,652	1,568	3,280	3,138
Total revenues	177,402	169,335	343,011	330,843
Costs and expenses:
Cost of sales	132,771	126,810	257,074	248,241
Operating, selling, general and administrative expenses	37,345	34,585	71,516	67,821
Operating income	7,286	7,940	14,421	14,781
Interest:
Debt	651	557	1,170	1,154
Finance lease	118	122	236	239
Interest income	(94)	(114)	(187)	(228)
Interest, net	675	565	1,219	1,165
Other (gains) and losses	(2,708)	1,162	(2,111)	368
Income before income taxes	9,319	6,213	15,313	13,248
Provision for income taxes	2,168	1,502	3,523	3,230
Consolidated net income	7,151	4,711	11,790	10,018
Consolidated net income attributable to noncontrolling interest	(125)	(210)	(277)	(413)
Consolidated net income attributable to Walmart	$7,026	$4,501	$11,513	$9,605

Net income per common share:
Basic net income per common share attributable to Walmart	$0.88	$0.56	$1.44	$1.19
Diluted net income per common share attributable to Walmart	0.88	0.56	1.43	1.19

Weighted-average common shares outstanding:
Basic	7,978	8,044	7,994	8,048
Diluted	8,016	8,081	8,033	8,082

Dividends declared per common share	$—	$—	$0.94	$0.83
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2025	2024	2025	2024
Consolidated net income	$7,151	$4,711	$11,790	$10,018
Consolidated net income attributable to noncontrolling interest	(125)	(210)	(277)	(413)
Consolidated net income attributable to Walmart	7,026	4,501	11,513	9,605

Other comprehensive income (loss), net of income taxes
Currency translation and other	774	(1,079)	857	(1,100)
Cash flow hedges	(24)	10	238	38
Other comprehensive income (loss), net of income taxes	750	(1,069)	1,095	(1,062)
Other comprehensive (income) loss attributable to noncontrolling interest	(187)	258	(223)	186
Other comprehensive income (loss) attributable to Walmart	563	(811)	872	(876)

Comprehensive income, net of income taxes	7,901	3,642	12,885	8,956
Comprehensive (income) loss attributable to noncontrolling interest	(312)	48	(500)	(227)
Comprehensive income attributable to Walmart	$7,589	$3,690	$12,385	$8,729
See accompanying notes.

Walmart Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	January 31,	July 31,
(Amounts in millions)	2025	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$9,431	$9,037	$8,811
Receivables, net	10,518	9,975	8,650
Inventories	57,729	56,435	55,611
Prepaid expenses and other	4,355	4,011	3,438
Total current assets	82,033	79,458	76,510

Property and equipment, net	125,476	119,993	113,818
Operating lease right-of-use assets	13,953	13,599	13,579
Finance lease right-of-use assets, net	6,128	6,112	6,341
Goodwill	29,060	28,792	27,930
Other long-term assets	14,187	12,869	16,262
Total assets	$270,837	$260,823	$254,440

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$3,837	$3,068	$3,195
Accounts payable	60,086	58,666	56,716
Dividends payable	3,783	—	3,343
Accrued liabilities	28,821	29,345	27,656
Accrued income taxes	620	608	576
Long-term debt due within one year	4,011	2,598	1,495
Operating lease obligations due within one year	1,580	1,499	1,493
Finance lease obligations due within one year	828	800	786
Total current liabilities	103,566	96,584	95,260

Long-term debt	35,640	33,401	35,364
Long-term operating lease obligations	13,171	12,825	12,811
Long-term finance lease obligations	5,947	5,923	6,161
Deferred income taxes and other	15,656	14,398	14,072

Commitments and contingencies

Redeemable noncontrolling interest	307	271	207

Shareholders' equity:
Common stock	797	802	803
Capital in excess of par value	5,718	5,503	5,010
Retained earnings	96,328	98,313	90,788
Accumulated other comprehensive loss	(12,733)	(13,605)	(12,178)
Total Walmart shareholders' equity	90,110	91,013	84,423
Nonredeemable noncontrolling interest	6,440	6,408	6,142
Total shareholders' equity	96,550	97,421	90,565
Total liabilities, redeemable noncontrolling interest, and shareholders' equity	$270,837	$260,823	$254,440
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2025	8,024	$802	$5,503	$98,313	$(13,605)	$91,013	$6,408	$97,421
Consolidated net income	—	—	—	4,487	—	4,487	161	4,648
Other comprehensive income, net of income taxes	—	—	—	—	309	309	36	345
Dividends declared ($0.94 per share)	—	—	—	(7,540)	—	(7,540)	—	(7,540)
Purchase of Company stock	(51)	(5)	(243)	(4,350)	—	(4,598)	—	(4,598)
Dividends to noncontrolling interest	—	—	—	—	—	—	(5)	(5)
Other	13	2	181	(61)	—	122	(52)	70
Balances as of April 30, 2025	7,986	$799	$5,441	$90,849	$(13,296)	$83,793	$6,548	$90,341
Consolidated net income	—	—	—	7,026	—	7,026	132	7,158
Other comprehensive income, net of income taxes	—	—	—	—	563	563	187	750
Purchase of Company stock	(16)	(2)	(90)	(1,500)	—	(1,592)	—	(1,592)
Dividends to noncontrolling interest	—	—	—	—	—	—	(424)	(424)
Other	5	—	367	(47)	—	320	(3)	317
Balances as of July 31, 2025	7,975	$797	$5,718	$96,328	$(12,733)	$90,110	$6,440	$96,550
See accompanying notes.

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2024	8,054	$805	$4,544	$89,814	$(11,302)	$83,861	$6,488	$90,349
Consolidated net income	—	—	—	5,104	—	5,104	209	5,313
Other comprehensive income (loss), net of income taxes	—	—	—	—	(65)	(65)	72	7
Dividends declared ($0.83 per share)	—	—	—	(6,683)	—	(6,683)	—	(6,683)
Purchase of Company stock	(18)	(2)	(50)	(999)	—	(1,051)	—	(1,051)
Dividends to noncontrolling interest	—	—	—	—	—	—	(5)	(5)
Sale of subsidiary stock	—	—	10	—	—	10	5	15
Other	13	2	121	(6)	—	117	11	128
Balances as of April 30, 2024	8,049	$805	$4,625	$87,230	$(11,367)	$81,293	$6,780	$88,073
Consolidated net income	—	—	—	4,501	—	4,501	219	4,720
Other comprehensive loss, net of income taxes	—	—	—	—	(811)	(811)	(258)	(1,069)
Purchase of Company stock	(15)	(1)	(50)	(942)	—	(993)	—	(993)
Dividends to noncontrolling interest	—	—	—	—	—	—	(634)	(634)
Sale of subsidiary stock	—	—	10	—	—	10	4	14
Other	1	(1)	425	(1)	—	423	31	454
Balances as of July 31, 2024	8,035	$803	$5,010	$90,788	$(12,178)	$84,423	$6,142	$90,565
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
(Amounts in millions)	2025	2024
Cash flows from operating activities:
Consolidated net income	$11,790	$10,018
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	6,856	6,339
Investment (gains) and losses, net	(2,066)	519
Deferred income taxes	1,551	(244)
Other operating activities	1,370	866
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	(405)	80
Inventories	(659)	(1,234)
Accounts payable	1,302	1,166
Accrued liabilities	(1,453)	(1,410)
Accrued income taxes	66	257
Net cash provided by operating activities	18,352	16,357

Cash flows from investing activities:
Payments for property and equipment	(11,409)	(10,507)
Proceeds from disposal of property and equipment	41	292
Proceeds from disposal of certain strategic investments	775	149
Other investing activities	(606)	(62)
Net cash used in investing activities	(11,199)	(10,128)

Cash flows from financing activities:
Net change in short-term borrowings	759	2,315
Proceeds from issuance of long-term debt	3,983	—
Repayments of long-term debt	(875)	(2,817)
Dividends paid	(3,755)	(3,336)
Purchase of Company stock	(6,200)	(2,072)
Other financing activities	(905)	(1,035)
Net cash used in financing activities	(6,993)	(6,945)

Effect of exchange rates on cash, cash equivalents and restricted cash	181	(340)

Net increase (decrease) in cash, cash equivalents and restricted cash	341	(1,056)
Cash, cash equivalents and restricted cash at beginning of year	9,536	9,935
Cash, cash equivalents and restricted cash at end of period	$9,877	$8,879
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
The Company's Condensed Consolidated Financial Statements are based on a fiscal year ending January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag based on a calendar year. There were no significant intervening events during the month of July 2025 related to the consolidated operations using a lag that materially affected the Condensed Consolidated Financial Statements.
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
Supplier Financing Program Obligations
The Company has supplier financing programs with financial institutions, in which the Company agrees to pay the financial institution the stated amount of confirmed invoices on the invoice due date for participating suppliers. Participation in these programs is optional and solely up to the supplier, who negotiates the terms of the arrangement directly with the financial institution and may allow early payment. The outstanding payment obligations to financial institutions under these programs were $5.7 billion for each of the periods ended July 31, 2025, January 31, 2025 and July 31, 2024.
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

Note 2. Net Income Per Common Share
Basic net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards as determined under the treasury stock method. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted net income per common share attributable to Walmart for the three and six months ended July 31, 2025 and 2024.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Walmart:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except per share data)	2025	2024	2025	2024
Numerator
Consolidated net income	$7,151	$4,711	$11,790	$10,018
Consolidated net income attributable to noncontrolling interest	(125)	(210)	(277)	(413)
Consolidated net income attributable to Walmart	$7,026	$4,501	$11,513	$9,605

Denominator
Weighted-average common shares outstanding, basic	7,978	8,044	7,994	8,048
Dilutive impact of share-based awards	38	37	39	34
Weighted-average common shares outstanding, diluted	8,016	8,081	8,033	8,082

Net income per common share attributable to Walmart
Basic	$0.88	$0.56	$1.44	$1.19
Diluted	0.88	0.56	1.43	1.19
Note 3. Accumulated Other Comprehensive Loss
The following tables provide the changes in the composition of total accumulated other comprehensive loss:

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Cash Flow Hedges	Total
Balances as of February 1, 2025	$(12,661)	$(944)	$(13,605)
Other comprehensive income before reclassifications, net	47	259	306
Reclassifications to income, net	—	3	3
Balances as of April 30, 2025	$(12,614)	$(682)	$(13,296)
Other comprehensive income (loss) before reclassifications, net	587	(45)	542
Reclassifications to income, net	—	21	21
Balances as of July 31, 2025	$(12,027)	$(706)	$(12,733)

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Cash Flow Hedges	Total
Balances as of February 1, 2024	$(10,407)	$(895)	$(11,302)
Other comprehensive income (loss) before reclassifications, net	(93)	10	(83)
Reclassifications to income, net	—	18	18
Balances as of April 30, 2024	$(10,500)	$(867)	$(11,367)
Other comprehensive loss before reclassifications, net	(725)	(98)	(823)
Reclassifications to income, net	(96)	108	12
Balances as of July 31, 2024	$(11,321)	$(857)	$(12,178)
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

Note 4. Short-term Borrowings and Long-term Debt
The Company has various committed lines of credit in the U.S. to support its commercial paper program. In April 2025, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion as well as its five-year credit facility of $5.0 billion. In total, the Company had committed lines of credit in the U.S. of $15.0 billion at July 31, 2025 and January 31, 2025, all undrawn.
The following table provides the changes in the Company's long-term debt for the six months ended July 31, 2025:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2025	$2,598	$33,401	$35,999
Proceeds from issuance of long-term debt(1)	—	3,983	3,983
Repayments of long-term debt	(875)	—	(875)
Reclassifications of long-term debt	2,286	(2,286)	—
Currency and other adjustments	2	542	544
Balances as of July 31, 2025	$4,011	$35,640	$39,651
(1)Proceeds from issuance of long-term debt are net of deferred loan costs and any related discount or premium.
Debt Issuances
Information on significant long-term debt issued during the six months ended July 31, 2025, for general corporate purposes, is as follows:

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
Debt Repayments
Information on significant long-term debt repayments during the six months ended July 31, 2025 is as follows:

(Amounts in millions)
Maturity Date	Principal Amount	Fixed vs. Floating	Interest Rate	Repayment
June 26, 2025	$875	Fixed	3.550%	$875
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

The Company measures the fair value of certain equity investments, including certain immaterial equity method investments where the Company has elected the fair value option, on a recurring basis primarily within other long-term assets in the accompanying Condensed Consolidated Balance Sheets. The amounts of gains and losses included in earnings from fair value changes for these investments are recognized within other gains and losses in the Condensed Consolidated Statements of Income. The fair value of these investments is as follows:

(Amounts in millions)	Fair Value as of July 31, 2025	Fair Value as of January 31, 2025
Equity investments measured using Level 1 inputs	$1,097	$959
Equity investments measured using Level 2 inputs	3,466	2,082
Total	$4,563	$3,041
The fair value of these investments increased $2.2 billion and $1.5 billion for the three and six months ended July 31, 2025, respectively, and decreased $1.1 billion and $0.6 billion for the three and six months ended July 31, 2024, respectively, primarily due to gains and losses resulting from net changes in the underlying stock prices of the investments along with certain other immaterial investment activity. Equity investments without readily determinable fair values are carried at cost and adjusted for any observable price changes or impairments within other gains and losses in the Condensed Consolidated Statements of Income.
Derivatives
The Company also has derivatives recorded at fair value. Derivative fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of July 31, 2025 and January 31, 2025, the notional amounts and fair values of these derivatives were as follows:

	July 31, 2025			January 31, 2025
(Amounts in millions)	Notional Amount	Fair Value		Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$4,771	$(482)	(1)	$4,771	$(611)	(1)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	5,840	(1,063)	(1)	5,452	(1,388)	(1)
Total	$10,611	$(1,545)		$10,223	$(1,999)
(1) Primarily classified in deferred income taxes and other within the Company's Condensed Consolidated Balance Sheets.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not have any material assets or liabilities resulting in nonrecurring fair value measurements as of July 31, 2025 in the Company's Condensed Consolidated Balance Sheets.
Other Fair Value Disclosures
The Company records cash and cash equivalents, restricted cash and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on observable prices of identical instruments in less active markets. The carrying value and fair value of the Company's long-term debt as of July 31, 2025 and January 31, 2025, are as follows:

	July 31, 2025		January 31, 2025
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$39,651	$37,748	$35,999	$33,790
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
Settlement of Certain Opioid-Related Matters
The Company entered into settlement agreements with all 50 states, the District of Columbia, Puerto Rico, three U.S. territories, and the vast majority of eligible political subdivisions and federally recognized Native American tribes to resolve opioid-related claims against the Company. In fiscal year 2023, the Company accrued a liability of approximately $3.3 billion for these settlements, which included amounts for remediation of alleged harms, attorneys' fees, and costs. As of January 31, 2025, all of the accrued liability had been paid. Remaining federally recognized Native American tribes have until February 24, 2026 to join the settlement, but the Company will owe no additional funds for any that join.
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
Opioid Multidistrict Litigation; Other Opioid-Related Matters in the U.S. and Canada. In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous lawsuits filed against a wide array of defendants by various plaintiffs, including counties, cities, healthcare providers, Native American tribes, individuals and third-party payers, asserting claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation is entitled In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL") and is pending in the U.S. District Court for the Northern District of Ohio (the "MDL Court"). The Company is named as a defendant in some cases included in the MDL.
A trial involving claims brought by Lake and Trumbull Counties in Ohio against certain defendants, including the Company, in the MDL resulted in a judgment on August 17, 2022 that ordered all three defendants, including the Company, to pay an aggregate amount of approximately $0.7 billion over 15 years, on a joint and several liability basis, and granted the plaintiffs injunctive relief. The monetary aspect of the judgment was stayed pending appeal, and the injunctive aspect of the judgment went into effect on February 20, 2023, which did not materially impact the Company's operations. The Company filed an appeal with the Sixth Circuit Court of Appeals, which issued an order certifying certain questions in the appeal for review by the Supreme Court of Ohio. On December 10, 2024, the Supreme Court of Ohio issued an order certifying the law and holding that the Ohio Product Liability Act bars all common law public nuisance claims arising from the sale of a product. On January 31, 2025, the Sixth Circuit Court of Appeals entered an order vacating the approximately $0.7 billion judgment, dissolving the injunction, and remanding the case back to the MDL. Lake and Trumbull Counties agreed to settle their remaining opioid-related claims against the Company for an amount that is not material. The MDL Court dismissed those claims with prejudice on July 25, 2025.
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
Opioid-Related Securities Class Actions. The Company is the subject of two securities class actions alleging violations of the federal securities laws regarding the Company's disclosures with respect to opioids purportedly on behalf of a class of investors who acquired Walmart stock from March 31, 2017 through December 22, 2020. Those actions were filed in the U.S. District

Court for the District of Delaware in 2021 and later consolidated. On April 8, 2024, the Court granted the Company's motion to dismiss these actions. The plaintiffs appealed, and on August 29, 2025, the Third Circuit Court of Appeals affirmed the dismissal of these actions.
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
Other Legal Proceedings
Asda Equal Value Claims. Asda, formerly a subsidiary of the Company, is a defendant in certain equal value claims that began in 2008 and are proceeding in the United Kingdom before an Employment Tribunal in Manchester and before the High Court. Claims have been brought by approximately 70,000 current and former Asda store employees who allege their work is of equal value to the work done by employees in Asda's distribution centers and that the difference in pay and conditions between the different jobs is not objectively justified. Additional employees may assert claims in the future. The legal proceedings to consider these equal value claims are in three phases, and the first phase is complete. Certain claims remain under consideration in the second phase. On January 31, 2025, the Employment Tribunal issued a ruling that certain of the claims are permitted to advance to the third phase. The hearing on the third phase is scheduled to begin on November 23, 2026. There are factual and legal defenses to the equal value claims, and the Company intends to vigorously defend them. Subsequent to the divestiture of Asda in February 2021, the Company continues to oversee the conduct of the defense of these claims. While potential liability for these claims remains with Asda, the Company has agreed to provide indemnification with respect to certain of these claims up to a contractually determined amount. The Company cannot predict the number of such claims that may ultimately be filed and cannot reasonably estimate any loss or range of loss that may arise related to these proceedings. Accordingly, the Company can provide no assurance as to the scope and outcome of these matters.
Money Transfer Agent Services Matters. The Company has responded to grand jury subpoenas issued by the United States Attorney's Office for the Middle District of Pennsylvania on behalf of the DOJ seeking documents regarding the Company's consumer fraud prevention program and anti-money laundering compliance related to the Company's money transfer services, where Walmart is an agent. The most recent subpoena was issued in August 2020. Walmart's responses to DOJ's subpoenas have been complete since 2021. While it continues to cooperate with the DOJ's review, the Company intends to vigorously defend this matter. The Company can provide no assurance as to the scope and outcome of this matter and cannot reasonably estimate any loss or range of loss that may arise. Accordingly, the Company can provide no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.
The Company has also responded to civil investigative demands from the United States Federal Trade Commission (the "FTC") in connection with the FTC's investigation related to money transfers and the Company's anti-fraud program in its capacity as an agent. On June 28, 2022, the FTC filed a complaint against the Company in the U.S. District Court for the Northern District of Illinois alleging that Walmart violated the Federal Trade Commission Act and the Telemarketing Sales Rule regarding its money transfer agent services and is requesting non-monetary relief and civil penalties. Following rulings on Walmart's motion to dismiss, the FTC filed an amended complaint on June 30, 2023. On July 3, 2024, the Court granted in part Walmart's motion to dismiss the amended complaint by dismissing with prejudice the claims under the Telemarketing Sales Rule but denying the motion to dismiss with respect to claims for injunctive relief under Section 5 of the Federal Trade Commission Act. On October 18, 2024, the Court certified its rulings on the motions to dismiss for interlocutory appeal and stayed discovery. The Seventh Circuit Court of Appeals accepted the matter for interlocutory appeal. The FTC and the Company agreed to resolve this matter pursuant to a Stipulated Order for Injunction and Monetary Judgment entered June 23, 2025. Pursuant to this settlement and without admitting liability, the Company agreed to pay $10 million and comply with certain laws through its ongoing anti-fraud program for a period of three years. The appeal was dismissed on June 25, 2025.
Driver Platform Matters. The Company has been responding to subpoenas, information requests and investigations from, and is in discussions with, the FTC and State Attorneys General, regarding payment and operational practices, with respect to its driver platform. The Company has also been responding to subpoenas, information requests and investigations from governmental entities with respect to the independent contractor classification of drivers regarding its driver platform. The Company is also defending putative class and representative action civil litigation relating to driver classification and defending other civil litigation and arbitration claims in connection with its driver platform. The Company intends to vigorously defend itself in these matters. However, the Company can provide no assurance as to the scope and outcome of these matters and cannot reasonably estimate any loss or range of loss that may arise. Accordingly, the Company can provide no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.
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
The Walmart U.S. segment includes the Company's mass merchandising concept in the U.S., as well as eCommerce, which includes omnichannel initiatives and certain other business offerings such as advertising services. The Walmart International segment consists of the Company's operations outside of the U.S., as well as eCommerce, which includes omnichannel initiatives. The Sam's Club U.S. segment includes the warehouse membership clubs in the U.S., as well as eCommerce, which includes omnichannel initiatives. Corporate and support consists of corporate overhead and other items not allocated to any of the Company's segments.

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

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2025	2024	2025	2024
Walmart U.S.
Net sales	$120,911	$115,347	$233,074	$224,017
Membership and other income	649	604	1,285	1,217
Total revenues	121,560	115,951	234,359	225,234
Cost of sales	87,237	83,520	168,589	162,615
Operating, selling, general and administrative expenses	27,603	25,840	53,345	50,696
Operating income	$6,720	$6,591	$12,425	$11,923

Walmart International
Net sales	$31,201	$29,567	$60,955	$59,400
Membership and other income	381	371	760	755
Total revenues	31,582	29,938	61,715	60,155
Cost of sales	24,472	22,952	47,936	46,280
Operating, selling, general and administrative expenses	5,883	5,626	11,288	10,982
Operating income	$1,227	$1,360	$2,491	$2,893

Sam's Club U.S.(1)
Net sales	$23,638	$22,853	$45,702	$44,288
Membership and other income	617	579	1,224	1,140
Total revenues	24,255	23,432	46,926	45,428
Cost of sales	21,062	20,338	40,549	39,346
Operating, selling, general and administrative expenses	2,704	2,513	5,202	4,886
Operating income	$489	$581	$1,175	$1,196

Corporate and support
Membership and other income(2)	$5	$14	$11	$26
Operating, selling, general and administrative expenses	1,155	606	1,681	1,257
Operating loss	$(1,150)	$(592)	$(1,670)	$(1,231)

Consolidated
Net sales	$175,750	$167,767	$339,731	$327,705
Membership and other income	1,652	1,568	3,280	3,138
Total revenues	177,402	169,335	343,011	330,843
Cost of sales	132,771	126,810	257,074	248,241
Operating, selling, general and administrative expenses	37,345	34,585	71,516	67,821
Operating income	7,286	7,940	14,421	14,781
Interest, net	675	565	1,219	1,165
Other (gains) and losses	(2,708)	1,162	(2,111)	368
Income before income taxes	$9,319	$6,213	$15,313	$13,248
(1) Total fuel-related cost of sales and operating, selling, general and administrative expenses for Sam's Club U.S. were $2.3 billion and $2.7 billion for the three months ended July 31, 2025 and 2024, respectively, and $4.5 billion and $5.3 billion for the six months ended July 31, 2025 and 2024, respectively.
(2) Includes other income from corporate campus facilities.

Depreciation and amortization and capital expenditures for the Company's segments, as well as for Corporate and support, are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2025	2024	2025	2024
Walmart U.S.
Depreciation and amortization	$2,299	$2,110	$4,539	$4,152
Capital expenditures	4,775	4,026	8,547	7,573
Walmart International
Depreciation and amortization	$572	$562	$1,121	$1,131
Capital expenditures	746	754	1,227	1,215
Sam's Club U.S.
Depreciation and amortization	$195	$171	$384	$338
Capital expenditures	194	294	338	446
Corporate and support
Depreciation and amortization	$421	$368	$812	$718
Capital expenditures	708	757	1,297	1,273
Consolidated
Depreciation and amortization	$3,487	$3,211	$6,856	$6,339
Capital expenditures	6,423	5,831	11,409	10,507
Total assets for the Company's segments, as well as for Corporate and support, are as follows:

	July 31,	January 31,
(Amounts in millions)	2025	2025
Assets by segment
Walmart U.S.	$156,366	$150,006
Walmart International	82,830	80,016
Sam's Club U.S.	16,831	16,862
Corporate and support	14,810	13,939
Total assets	$270,837	$260,823
Disaggregated Revenues
In the following tables, segment net sales are disaggregated by either merchandise category or market. In addition, net sales related to eCommerce are provided for each segment. Net sales related to eCommerce include omnichannel sales where a customer initiates an order digitally and the order is fulfilled through a store or club, as well as net sales from other business offerings that are part of the Company's ecosystem such as certain advertising arrangements, fulfillment services and data insights. From time to time, the Company revises the assignment of net sales of a particular item to a merchandise category. When the assignment changes, previous period amounts are reclassified to be comparable to the current period's presentation.

(Amounts in millions)	Three Months Ended July 31,		Six Months Ended July 31,
Walmart U.S. net sales by merchandise category	2025	2024	2025	2024
Grocery	$71,092	$68,680	$138,923	$135,111
General merchandise	29,458	28,980	54,734	54,691
Health and wellness	17,248	15,030	33,492	29,279
Other categories	3,113	2,657	5,925	4,936
Total	$120,911	$115,347	$233,074	$224,017
Of Walmart U.S.'s total net sales, approximately $23.7 billion and $18.9 billion related to eCommerce for the three months ended July 31, 2025 and 2024, respectively, and approximately $45.1 billion and $36.5 billion related to eCommerce for the six months ended July 31, 2025 and 2024, respectively.

(Amounts in millions)	Three Months Ended July 31,		Six Months Ended July 31,
Walmart International net sales by market	2025	2024	2025	2024
Mexico and Central America	$12,546	$13,099	$24,260	$26,331
China	5,786	4,440	12,365	9,883
Canada	6,114	5,891	11,259	11,219
Other	6,755	6,137	13,071	11,967
Total	$31,201	$29,567	$60,955	$59,400
Of Walmart International's total net sales, approximately $8.3 billion and $6.8 billion related to eCommerce for the three months ended July 31, 2025 and 2024, respectively, and approximately $16.0 billion and $13.2 billion related to eCommerce for the six months ended July 31, 2025 and 2024, respectively.

(Amounts in millions)	Three Months Ended July 31,		Six Months Ended July 31,
Sam's Club U.S. net sales by merchandise category	2025	2024	2025	2024
Grocery	$16,417	$15,315	$31,860	$29,889
Fuel and other	3,064	3,522	5,915	6,856
General merchandise	2,877	2,850	5,413	5,327
Health and wellness	1,280	1,166	2,514	2,216
Total	$23,638	$22,853	$45,702	$44,288
Of Sam's Club U.S.'s total net sales, approximately $3.7 billion and $3.0 billion related to eCommerce for the three months ended July 31, 2025 and 2024, respectively, and approximately $7.1 billion and $5.6 billion related to eCommerce for the six months ended July 31, 2025 and 2024, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
This discussion, which presents Walmart Inc.'s ("Walmart," the "Company," "our," "us" or "we") results for periods occurring in the fiscal year ending January 31, 2026 ("fiscal 2026") and the fiscal year ended January 31, 2025 ("fiscal 2025"), should be read in conjunction with our Condensed Consolidated Financial Statements as of and for the three and six months ended July 31, 2025, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of and for the year ended January 31, 2025, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended January 31, 2025.
Recent Developments, Macroeconomic Conditions and Potential Impacts
We expect continued uncertainty in our business and the global economy due to tariffs and trade restrictions; inflationary trends; fluctuations in global currencies; swings in macroeconomic conditions and their effect on consumer confidence; volatility in employment trends; and supply chain pressures, any of which may impact our results. While we operate in a highly dynamic tariff environment, less than one third of what we sell in the U.S. is imported, with most of our imports coming from China, Mexico, Vietnam, India and Canada. We are committed to helping customers save money and live better through everyday low prices, supported by everyday low costs. Our operating results are influenced in part by our sourcing, pricing, merchandising, inventory management and other strategies in response to cost increases, which are further discussed in our Annual Report on Form 10-K. Information on certain risks, factors, and uncertainties that can affect our operating results and an investment in our securities can be found herein under "Item 1A. Risk Factors" and "Item 5. Other Information."
In July 2025, the One Big Beautiful Bill Act (the "Tax Act") was enacted, introducing a series of corporate tax changes in the U.S., including 100% bonus depreciation on qualified property and full expensing for research and development expenditures. The impacts of the Tax Act are reflected in our results for the fiscal quarter ended July 31, 2025, and there was no material impact to our income tax expense or effective tax rate. We expect certain provisions will decrease cash taxes paid in the current fiscal year and may change the timing of cash tax payments in future periods.
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

Calendar comparable sales, as well as the impact of fuel, for the three and six months ended July 31, 2025 and 2024, were as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2025	2024	2025	2024	2025	2024	2025	2024
	With Fuel		Fuel Impact		With Fuel		Fuel Impact
Walmart U.S.	4.7%	4.2%	(0.1)%	0.0%	3.9%	4.6%	(0.1)%	0.1%
Sam's Club U.S.	3.3%	4.7%	(2.6)%	(0.8)%	3.1%	4.6%	(2.6)%	(0.8)%
Total U.S.	4.4%	4.3%	(0.5)%	(0.1)%	3.8%	4.6%	(0.4)%	(0.1)%
Comparable sales in the U.S., including fuel, increased 4.4% and 3.8% for the three and six months ended July 31, 2025, respectively, when compared to the same periods in the previous fiscal year. The Walmart U.S. segment had comparable sales growth of 4.7% and for 3.9% the three and six months ended July 31, 2025, respectively, driven by growth in average ticket and transactions, reflecting strength in all merchandise categories. The Walmart U.S. segment's eCommerce net sales positively contributed approximately 4.0% and 3.7% to comparable sales for the three and six months ended July 31, 2025, respectively. This growth reflects continued strength in customer and Walmart+ member engagement with omnichannel offerings, which was primarily driven by store-fulfilled pickup and delivery.
Comparable sales in the Sam's Club U.S. segment increased 3.3% and 3.1% for the three and six months ended July 31, 2025, respectively, driven by growth in unit volumes with strength in transactions, reflecting strong sales in grocery, health and wellness, and general merchandise. The Sam's Club U.S. segment's eCommerce net sales positively contributed approximately 3.4% to comparable sales for both the three and six months ended July 31, 2025, which outpaced the total segment growth as a result of lower fuel sales. This growth reflects continued strength in member engagement with omnichannel offerings.
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

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2025	2024	2025	2024
Net sales	$175,750	$167,767	$339,731	$327,705
Percentage change from comparable period	4.8%	4.7%	3.7%	5.3%
Operating income	$7,286	$7,940	$14,421	$14,781
Percentage change from comparable period	(8.2)%	8.5%	(2.4)%	9.0%

Percentage of net sales
Gross profit(1)	24.5%	24.4%	24.3%	24.2%
Operating expenses	21.2%	20.6%	21.1%	20.7%
Operating income	4.1%	4.7%	4.2%	4.5%
(1) Gross profit defined as net sales less cost of sales.
Gross profit as a percentage of net sales ("gross profit rate") increased 4 and 8 basis points for the three and six months ended July 31, 2025, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to the Walmart U.S. segment, driven by disciplined inventory management and growth in higher margin businesses, partially offset by mix shifts into lower margin merchandise categories. Additionally, the increases were partially offset by ongoing channel and format mix shifts in the Walmart International segment.
Operating expenses as a percentage of net sales increased 64 and 35 basis points for the three and six months ended July 31, 2025, respectively, when compared to the same periods in the previous fiscal year, which reflect charges of $0.4 billion related to certain legal matters. The increases for the three and six months ended July 31, 2025 were also impacted by higher self-insured general liability claims expense in the U.S. of approximately $0.4 billion and $0.6 billion, respectively, influenced by rising costs to resolve claims across retail and related industries.
Operating income as a percentage of net sales decreased 58 and 27 basis points for the three and six months ended July 31, 2025, respectively, primarily due to the factors described above.

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
The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ended July 31,
(Amounts in millions)	2025	2024
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$21,929	$16,339
Denominator
Average total assets(1)	$262,639	$254,781
Return on assets (ROA)	8.3%	6.4%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$28,988	$28,237
+ Interest income	442	519
+ Depreciation and amortization	13,491	12,440
+ Rent	2,374	2,306
= ROI operating income	$45,295	$43,502

Denominator
Average total assets(1)	$262,639	$254,781
'+ Average accumulated depreciation and amortization(1)	124,255	118,077
'- Average accounts payable(1)	58,401	56,646
- Average accrued liabilities(1)	28,239	28,448
= Average invested capital	$300,254	$287,764
Return on investment (ROI)	15.1%	15.1%
(1) The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the previous period and dividing by two.

	As of July 31,
(Amounts in millions)	2025	2024	2023
Certain Balance Sheet Data
Total assets	$270,837	$254,440	$255,121
Accumulated depreciation and amortization	128,234	120,275	115,878
Accounts payable	60,086	56,716	56,576
Accrued liabilities	28,821	27,656	29,239

ROA was 8.3% and 6.4% for the trailing 12 months ended July 31, 2025 and 2024, respectively. The increase in ROA was primarily due to an increase in net income as a result of net increases in the fair value of our equity and other investments combined with higher operating income, offset by an increase in average total assets due to higher purchases of property and equipment. ROI was flat at 15.1% for the trailing 12 months ended July 31, 2025 and 2024 as a result of increased operating income, primarily due to improvements in business performance, offset by an increase in average invested capital due to higher purchases of property and equipment.
Capital Allocation
Our strategy includes allocating our capital to higher-return areas such as automation and investments in stores and clubs. The following table provides additional detail regarding our capital expenditures:

(Amounts in millions)	Six Months Ended July 31,
Allocation of Capital Expenditures	2025	2024
Supply chain, customer-facing initiatives, technology and other	$6,688	$5,976
Store and club remodels	2,917	3,189
New stores and clubs, including expansions and relocations	577	127
Total U.S.	10,182	9,292
Walmart International	1,227	1,215
Total Capital Expenditures	$11,409	$10,507
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

	Six Months Ended July 31,
(Amounts in millions)	2025	2024
Net cash provided by operating activities	$18,352	$16,357
Payments for property and equipment	(11,409)	(10,507)
Free cash flow	$6,943	$5,850

Net cash used in investing activities(1)	$(11,199)	$(10,128)
Net cash used in financing activities	(6,993)	(6,945)
(1) Net cash used in investing activities includes payments for property and equipment, which is also included in our computation of free cash flow.
Net cash provided by operating activities was $18.4 billion for the six months ended July 31, 2025, which represents an increase of $2.0 billion when compared to the same period in the previous fiscal year. The increase was primarily due to timing of certain payments, lower cash tax payments and increased cash provided by operating income. Free cash flow for the six months ended July 31, 2025 was $6.9 billion, which represents an increase of $1.1 billion when compared to the same period in the previous fiscal year. The increase in free cash flow was due to the increase in net cash provided by operating activities described above, partially offset by an increase of $0.9 billion in capital expenditures to support our investment strategy.

Results of Operations
Consolidated Results of Operations

	Three Months Ended July 31,		Six Months Ended July 31,
(Dollar amounts and retail square feet in millions)	2025	2024	2025	2024
Net sales	$175,750	$167,767	$339,731	$327,705
Percentage change from comparable period	4.8%	4.7%	3.7%	5.3%
Membership and other income(1)	1,652	1,568	3,280	3,138
Total revenues	177,402	169,335	343,011	330,843
Percentage change from comparable period	4.8%	4.8%	3.7%	5.4%
Gross profit(2)	42,979	40,957	82,657	79,464
Operating expenses(2)	37,345	34,585	71,516	67,821
Operating income	7,286	7,940	14,421	14,781
Other (gains) and losses	(2,708)	1,162	(2,111)	368
Consolidated net income	$7,151	$4,711	$11,790	$10,018

Percentage of net sales
Gross profit	24.5%	24.4%	24.3%	24.2%
Operating expenses	21.2%	20.6%	21.1%	20.7%
Operating income	4.1%	4.7%	4.2%	4.5%

Unit counts at period end	10,797	10,619	10,797	10,619
Retail square feet at period end	1,052	1,049	1,052	1,049
(1)     Membership and other income includes membership fees and other items such as rental and tenant income, recycling income and gift card breakage income, as well as other income from corporate campus facilities.
(2)     Gross profit is defined as net sales less cost of sales. Operating expenses refers to operating, selling, general and administrative expenses.
Our total revenues increased $8.1 billion or 4.8% and $12.2 billion or 3.7% for the three and six months ended July 31, 2025, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to strong positive comparable sales in our U.S. segments and international markets driven by growth in average ticket and transactions, with strength in eCommerce. Net sales growth across channels also reflected strong sales in grocery and health and wellness in our U.S. segments. Net sales for the three and six months ended July 31, 2025 were negatively affected by $1.5 billion and $3.9 billion, respectively, in currency exchange rate fluctuations. Membership and other income increased $0.1 billion or 5.4% and $0.1 billion or 4.5% for the three and six months ended July 31, 2025, respectively, primarily due to strong growth in membership fee income globally, partially offset by decreases in other income items.
Gross profit rate increased 4 and 8 basis points for the three and six months ended July 31, 2025, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to the Walmart U.S. segment, driven by disciplined inventory management and growth in higher margin businesses, partially offset by mix shifts into lower margin merchandise categories. Additionally, the increases were partially offset by ongoing channel and format mix shifts in the Walmart International segment.
Operating expenses as a percentage of net sales increased 64 and 35 basis points for the three and six months ended July 31, 2025, respectively, when compared to the same periods in the previous fiscal year, which reflect charges of $0.4 billion related to certain legal matters. The increases for the three and six months ended July 31, 2025 were also impacted by higher self-insured general liability claims expense in the U.S. of approximately $0.4 billion and $0.6 billion, respectively, influenced by rising costs to resolve claims across retail and related industries.
Other gains and losses consist of certain non-operating items, such as the change in the fair value of our investments and gains or losses on business dispositions, which by their nature can fluctuate from period to period. Other gains and losses for the three and six months ended July 31, 2025 consisted of net gains of $2.7 billion and $2.1 billion, respectively, compared to net losses of $1.2 billion and $0.4 billion for the same periods in the previous fiscal year. These net gains and losses primarily consisted of changes in fair value of our equity and other investments driven by changes in their underlying stock prices.
Our effective income tax rate was 23.3% and 23.0% for the three and six months ended July 31, 2025, respectively, compared to 24.2% and 24.4% for the same periods in the previous fiscal year. The decrease in effective tax rate is primarily due to the tax impact on changes in fair value of our investments. Our effective income tax rate may fluctuate as a result of various factors, including changes in our assessment of unrecognized tax benefits, valuation allowances, business operations, acquisitions, investments, entry into new businesses and geographies, intercompany transactions, changes in tax law, changes in the administrative practices, principles, and interpretations related to tax, and the mix and size of earnings among our U.S. operations and international operations, which are subject to statutory rates that may be different than the U.S. statutory rate.

As a result of the factors discussed above, consolidated net income increased $2.4 billion and $1.8 billion for the three and six months ended July 31, 2025, respectively, when compared to the same periods in the previous fiscal year. Accordingly, diluted net income per common share attributable to Walmart was $0.88 and $1.43 for the three and six months ended July 31, 2025, respectively, which represents an increase of $0.32 and $0.24 when compared to the same periods in the previous fiscal year.
Walmart U.S. Segment

	Three Months Ended July 31,		Six Months Ended July 31,
(Dollar amounts and retail square feet in millions)	2025	2024	2025	2024
Net sales	$120,911	$115,347	$233,074	$224,017
Net sales percentage change from comparable period	4.8%	4.1%	4.0%	4.3%
Calendar comparable sales increase	4.7%	4.2%	3.9%	4.6%
Membership and other income	649	604	1,285	1,217
Gross profit	33,674	31,827	64,485	61,402
Operating expenses	27,603	25,840	53,345	50,696
Operating income	$6,720	$6,591	$12,425	$11,923

Percentage of net sales
Gross profit	27.9%	27.6%	27.7%	27.4%
Operating expenses	22.8%	22.4%	22.9%	22.6%
Operating income	5.6%	5.7%	5.3%	5.3%

Unit counts at period end	4,606	4,606	4,606	4,606
Retail square feet at period end	698	698	698	698
Net sales for the Walmart U.S. segment increased $5.6 billion or 4.8% and $9.1 billion or 4.0% for the three and six months ended July 31, 2025, respectively, when compared to the same periods in the previous fiscal year. The increases were due to comparable sales of 4.7% and 3.9% for the three and six months ended July 31, 2025, driven by growth in average ticket and transactions, reflecting strength in all merchandise categories. The Walmart U.S. segment's eCommerce net sales positively contributed approximately 4.0% and 3.7% to comparable sales for the three and six months ended July 31, 2025, respectively. This growth reflects continued strength in customer and Walmart+ member engagement with omnichannel offerings, which was primarily driven by store-fulfilled pickup and delivery.
Membership and other income increased 7.5% and 5.6% for the three and six months ended July 31, 2025, respectively, primarily driven by double-digit percentage growth in membership fee income from Walmart+.
Gross profit rate increased 26 basis points for both the three and six months ended July 31, 2025, when compared to the same periods in the previous fiscal year. The increases were primarily driven by disciplined inventory management and growth in higher margin businesses, partially offset by mix shifts into lower margin merchandise categories.
Operating expenses as a percentage of net sales increased 43 and 26 basis points for the three and six months ended July 31, 2025, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to higher self-insured general liability claims expense, increased depreciation expense related to our continued capital investments, as well as VIZIO operating costs following the acquisition in December 2024.
As a result of the factors discussed above, operating income increased $0.1 billion and $0.5 billion for the three and six months ended July 31, 2025, respectively, when compared to the same periods in the previous fiscal year.

Walmart International Segment

	Three Months Ended July 31,		Six Months Ended July 31,
(Dollar amounts and retail square feet in millions)	2025	2024	2025	2024
Net sales	$31,201	$29,567	$60,955	$59,400
Percentage change from comparable period	5.5%	7.1%	2.6%	9.6%
Membership and other income	381	371	760	755
Gross profit	6,729	6,615	13,019	13,120
Operating expenses	5,883	5,626	11,288	10,982
Operating income	$1,227	$1,360	$2,491	$2,893

Percentage of net sales
Gross profit	21.6%	22.4%	21.4%	22.1%
Operating expenses	18.9%	19.0%	18.5%	18.5%
Operating income	3.9%	4.6%	4.1%	4.9%

Unit counts at period end	5,591	5,414	5,591	5,414
Retail square feet at period end	274	271	274	271
Net sales for the Walmart International segment increased $1.6 billion or 5.5% and $1.6 billion or 2.6% for the three and six months ended July 31, 2025, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to positive comparable sales across our international markets, including strength in eCommerce, partially offset by negative fluctuations in currency exchange rates of $1.5 billion and $3.9 billion for the three and six months ended July 31, 2025, respectively.
Gross profit rate decreased 80 and 73 basis points for the three and six months ended July 31, 2025, respectively, when compared to the same periods in the previous fiscal year. The decreases were primarily driven by ongoing channel and format mix shifts, as well as strategic growth investments in price and delivery capabilities, partially offset by growth in higher margin businesses.
Operating expenses as a percentage of net sales decreased 17 basis points and was flat for the three and six months ended July 31, 2025, respectively, when compared to the same periods in the previous fiscal year, primarily due to strong sales as well as format mix shifts, partially offset by strategic growth investments, including investments in associate wages in our Mexico and Central America and Canada markets.
As a result of the factors discussed above, operating income decreased $0.1 billion and $0.4 billion for the three and six months ended July 31, 2025, when compared to the same periods in the previous fiscal year.

Sam's Club U.S. Segment

	Three Months Ended July 31,		Six Months Ended July 31,
(Dollar amounts and retail square feet in millions)	2025	2024	2025	2024
Including Fuel
Net sales	$23,638	$22,853	$45,702	$44,288
Percentage change from comparable period	3.4%	4.7%	3.2%	4.6%
Calendar comparable sales increase	3.3%	4.7%	3.1%	4.6%
Membership and other income	617	579	1,224	1,140
Gross profit	2,576	2,515	5,153	4,942
Operating expenses	2,704	2,513	5,202	4,886
Operating income	$489	$581	$1,175	$1,196

Percentage of net sales
Gross profit	10.9%	11.0%	11.3%	11.2%
Operating expenses	11.4%	11.0%	11.4%	11.0%
Operating income	2.1%	2.5%	2.6%	2.7%

Unit counts at period end	600	599	600	599
Retail square feet at period end	80	80	80	80

Excluding Fuel (1)
Net sales	$21,185	$19,980	$40,924	$38,683
Percentage change from comparable period	6.0%	5.5%	5.8%	5.4%
Operating income	$333	$391	$882	$906
(1) We believe the Excluding Fuel information is useful to investors because it permits investors to understand the effect of the Sam's Club U.S. segment's fuel sales on its results of operations, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam's Club U.S. segment in the future.
Net sales for the Sam's Club U.S. segment increased $0.8 billion or 3.4% and $1.4 billion or 3.2% for the three and six months ended July 31, 2025, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to comparable sales, including fuel, of 3.3% and 3.1% for the three and six months ended July 31, 2025, respectively, driven by growth in unit volumes with strength in transactions, reflecting strong sales in grocery, health and wellness, and general merchandise. Sam's Club U.S. eCommerce net sales positively contributed approximately 3.4% to comparable sales for both the three and six months ended July 31, 2025, which outpaced the total segment comparable sales as a result of lower fuel sales driven by lower fuel prices. This growth reflects continued strength in member engagement with omnichannel offerings.
Membership and other income increased 6.6% and 7.4% for the three and six months ended July 31, 2025, respectively, when compared to the same periods in the previous fiscal year. The increases were due to growth in the membership base and Plus penetration.
Gross profit rate decreased 11 basis points and increased 12 basis points for the three and six months ended July 31, 2025, respectively, when compared to the same periods in the previous fiscal year. The decrease for the three months ended July 31, 2025 was primarily due to the impact of reorganization charges related to strategic supply chain decisions of $0.1 billion, as well as channel mix changes partially offset by lower markdowns and operational efficiencies. The increase for the six months ended July 31, 2025 was primarily due to lower markdowns and operational efficiencies and higher margins in fuel, partially offset by channel mix changes as well as the impact of reorganization charges described above.
Operating expenses as a percentage of net sales increased 44 and 35 basis points for the three and six months ended July 31, 2025, respectively, when compared to the same periods in the previous fiscal year, primarily due to lower fuel sales combined with increased self-insured general liability claims expense, as well as continued technology and associate wage investments.
As a result of the factors discussed above, operating income decreased $0.1 billion for the three months ended July 31, 2025 and decreased slightly for the six months ended July 31, 2025, when compared to the same periods in the previous fiscal year.
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

Net Cash Provided by Operating Activities

	Six Months Ended July 31,
(Amounts in millions)	2025	2024
Net cash provided by operating activities	$18,352	$16,357
Net cash provided by operating activities for the six months ended July 31, 2025 increased $2.0 billion when compared to the same period in the previous fiscal year. The increase was primarily due to timing of certain payments, lower cash tax payments and increased cash provided by operating income.
Cash Equivalents and Working Capital Deficit
Cash and cash equivalents were $9.4 billion and $8.8 billion at July 31, 2025 and 2024, respectively. Our working capital deficit was $21.5 billion as of July 31, 2025, which increased when compared to the $18.8 billion working capital deficit as of July 31, 2024. The increase in our working capital deficit was primarily driven by the timing of certain payments described above and an increase in long-term debt due within one year, partially offset by an increase in inventories and receivables primarily related to sales growth. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of cash dividends and share repurchases.
As of July 31, 2025 and January 31, 2025, cash and cash equivalents of $4.0 billion and $3.3 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions or are subject to the approval of the noncontrolling interest shareholders.
Net Cash Used in Investing Activities

	Six Months Ended July 31,
(Amounts in millions)	2025	2024
Net cash used in investing activities	$(11,199)	$(10,128)
Net cash used in investing activities for the six months ended July 31, 2025 increased $1.1 billion when compared to the same period in the previous fiscal year. The increase is primarily due to increased payments for property and equipment and the change in other investing activities related to certain short-term investments, partially offset by net proceeds received from sales of certain strategic investments.
Net Cash Used in Financing Activities

	Six Months Ended July 31,
(Amounts in millions)	2025	2024
Net cash used in financing activities	$(6,993)	$(6,945)
Net cash used in financing activities increased slightly for the six months ended July 31, 2025, when compared to the same period in the previous fiscal year. The increase is primarily due to increased share repurchases, lower short-term borrowings in the current fiscal year and higher dividends paid, primarily offset by new long-term debt issued in the current fiscal year as well as lower debt repayments.
In April 2025, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion as well as its five-year credit facility of $5.0 billion. In total, we had committed lines of credit in the U.S. of $15.0 billion at July 31, 2025, all undrawn.
Long-term Debt
The following table provides the changes in our long-term debt for the six months ended July 31, 2025:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2025	$2,598	$33,401	$35,999
Proceeds from issuance of long-term debt(1)	—	3,983	3,983
Repayments of long-term debt	(875)	—	(875)
Reclassifications of long-term debt	2,286	(2,286)	—
Currency and other adjustments	2	542	544
Balances as of July 31, 2025	$4,011	$35,640	$39,651
(1)Proceeds from issuance of long-term debt are net of deferred loan costs and any related discount or premium.
During the six months ended July 31, 2025, our total outstanding long-term debt increased $3.7 billion, primarily due to the issuance of new long-term debt in April 2025. Refer to Note 4 to our Condensed Consolidated Financial Statements for details.

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
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the six months ended July 31, 2025 were made under the current $20 billion share repurchase program approved in November 2022, which has no expiration date or other restrictions limiting the period over which the Company can make repurchases. As of July 31, 2025, authorization for $5.9 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
We regularly review share repurchase activity and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. We anticipate that a majority of the ongoing share repurchase program will be funded through the Company's free cash flow. The following table provides, on a settlement date basis, share repurchase information for the six months ended July 31, 2025 and 2024:

	Six Months Ended July 31,
(Amounts in millions, except per share data)	2025	2024
Total number of shares repurchased	67.4	33.3
Average price paid per share	$92.03	$62.15
Total amount paid for share repurchases	$6,200	$2,072
During the six months ended July 31, 2025, the Company repurchased $6.2 billion in shares of its common stock, an increase of $4.1 billion as compared to the same period in the previous fiscal year. The increase was primarily driven by opportunistic prices during the first quarter of fiscal 2026 as part of the Company's long-term strategy.
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
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. As of July 31, 2025, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
Other Matters
In Note 6 to our Condensed Consolidated Financial Statements, which is captioned "Contingencies" and appears in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," we discuss, under the sub-captions "Settlement of Certain Opioid-Related Matters," and "Ongoing Opioid-Related Litigation," certain opioid-related matters, as well as the Prescription Opiate Litigation, and other matters, including certain risks arising therefrom. In Note 6, we discuss, "Asda Equal Value Claims" the Company's indemnification obligation for the Asda Equal Value Claims matter, "Money Transfer Agent Services Matters," a United States Federal Trade Commission complaint related to money transfers and the Company's anti-fraud program and a government investigation by the U.S. Attorney's Office for the Middle District of Pennsylvania into the Company's consumer fraud prevention and anti-money laundering compliance related to the Company's money transfer agent services, as well as matters related to independent contractor drivers on the driver platform under "Driver Platform Matters." In Note 6, under "Mexico Antitrust Matter," we also discuss a quasi-judicial administrative process initiated by COFECE against Walmex and Walmex's related constitutional challenge. In Note 6 we also discuss a show cause notice and requests issued by the Directorate of Enforcement to Flipkart regarding Foreign Direct Investment rules and regulations in India and an India Antitrust Matter. We reference various legal proceedings related to the Prescription Opiate Litigation, the DOJ Opioid Civil Litigation, Opioids-Related Securities Class Actions and False Claims Act Litigation; Asda Equal Value Claims; Money Transfer Agent Services Litigation; Driver Platform Matters; Mexico Antitrust Matter; and an India Antitrust Matter in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the caption "I. Supplemental Information." We also discuss an environmental matter with the U.S. Environmental Protection Agency in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "II. Environmental Matters." The foregoing matters and other matters described elsewhere in this Quarterly Report on Form 10-Q represent contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company upon their final resolution.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks relating to our operations result primarily from changes in interest rates, currency exchange rates and the fair value of certain equity investments. As of July 31, 2025, there were no material changes to our market risks disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025. The information concerning market risk set forth in Part II, Item 7A. of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, as filed with the SEC on March 14, 2025, under the caption "Quantitative and Qualitative Disclosures About Market Risk," is hereby incorporated by reference into this Quarterly Report on Form 10-Q.

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
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. There has been no significant change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Opioid-Related Litigation: In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL") is pending in the U.S. District Court for the Northern District of Ohio and includes approximately 250 cases with claims against the Company as of August 22, 2025. In addition, there are approximately 15 other opioid-related cases against the Company and its subsidiaries pending in U.S. state and federal courts and Canadian courts as of August 22, 2025. The non-MDL case citations are listed on Exhibit 99.1 to this Quarterly Report on Form 10-Q.
DOJ Opioid Civil Litigation: United States of America v. Walmart Inc., et al., USDC, Dist. of DE, 12/22/20.
Settlement of Certain Opioid-Related Matters: As described in more detail in Note 6 to our Condensed Consolidated Financial Statements, the Company accrued a liability of approximately $3.3 billion in fiscal year 2023 for certain opioid-related settlements. As of January 31, 2025, all of the accrued liability has been paid. Certain federally recognized Native American tribes have until February 24, 2026 to join the settlement.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the three months ended July 31, 2025 were made under the current $20 billion share repurchase program approved in November 2022, which has no expiration date or other restrictions limiting the period over which the Company can make repurchases. As of July 31, 2025, authorization for $5.9 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, its results of operations and the market price of its common stock. Share repurchase activity under our share repurchase program, on a trade date basis, for the three months ended July 31, 2025, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (billions)
May 1 - 31, 2025	9,319,341	$97.39	9,319,341	$6.5
June 1 - 30, 2025	3,337,422	96.73	3,337,422	6.2
July 1 - 31, 2025	3,747,546	96.60	3,747,546	5.9
Total	16,404,309		16,404,309
(1) Represents approximate dollar value of shares that could have been purchased under the plan in effect at the end of the month.
Item 5. Other Information
Security Trading Plans of Directors and Executive Officers
None of the Company's directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S-K, during the Company's fiscal quarter ended July 31, 2025.
Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934
Section 13(r) of the Securities Exchange Act of 1934, as amended, requires an issuer to disclose certain information in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings with individuals or entities subject to specific U.S. economic sanctions during the reporting period.
The Company has identified transactions between Builders, which specializes in retail home improvement and construction materials and is a division of its subsidiary Massmart Retail (Pty) Ltd., and a customer that appears to be the Embassy of Iran in Pretoria, South Africa (the "Embassy"). The Company recently became aware that beginning in June 2021 and continuing during the fiscal quarter ended July 31, 2025, the Company had multiple ordinary retail sales transactions to the Embassy of general construction materials valued at approximately $9,300, based on current exchange rates, including a small amount in August 2025. We are unable to accurately calculate the net profit attributable to these sales transactions, but it would be significantly less than the gross sales amount. The Company does not plan to continue selling to the Embassy in the future.
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

Forward-looking Statements
The forward-looking statements in this report include, among other things:
•statements in Note 6 to those Condensed Consolidated Financial Statements regarding the possible outcome of, and future effect on Walmart's financial condition and results of operations of, certain litigation and other proceedings to which Walmart is a party, the possible outcome of, and future effect on Walmart's business of, certain other matters to which Walmart is subject, including the Company's ongoing opioids litigation, the False Claims Act Litigation, Walmart's ongoing indemnification obligation for the Asda Equal Value Claims, the Company's Money Transfer Agent Services Matters, the Driver Platform Matters, the Mexico Antitrust Matter, the Foreign Direct Investment Matters, the India Antitrust Matter, and the liabilities, losses, expenses and costs that Walmart may incur in connection with such matters;
•in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations": statements under the caption "Overview" regarding future changes to our business and our expectations about the potential impacts on our business, financial position, results of operations or cash flows as a result of macroeconomic factors such as geopolitical conditions, tariffs and trade restrictions, supply chain disruptions, volatility in employment trends and consumer confidence; statements under the caption "Overview" relating to the possible impact of inflationary pressures and volatility in currency exchange rates on the results, including net sales and operating income, of Walmart and the Walmart International segment, as well as our sourcing, pricing, merchandising, inventory management and other strategies in response to cost increases; a statement under the caption "Overview" relating to management's expectations regarding the timing of cash tax payments; statements under the caption "Company Performance Metrics - Growth" regarding our strategy to serve customers through a seamless omnichannel experience; statements under the caption "Company Performance Metrics - Margin" regarding our strategy to improve operating income margin through productivity initiatives, as well as category and business mix; statements under the caption "Company Performance Metrics - Returns" regarding our belief that returns on capital will improve as we execute on our strategic priorities; statements under the caption "Results of Operations - Consolidated Results of Operations" regarding the possibility of fluctuations in Walmart's effective income tax rate from quarter to quarter and the factors that may cause those fluctuations; a statement under the caption "Results of Operations - Sam's Club U.S. Segment" relating to the possible continuing impact of volatility in fuel prices on the future operating results of the Sam's Club U.S. segment; a statement under the caption "Liquidity and Capital Resources - Liquidity" that Walmart's sources of liquidity will be adequate to fund its operations, finance its investment activities, pay dividends and fund share repurchases; a statement under the caption "Liquidity and Capital Resources - Liquidity - Net Cash Used in Financing Activities - Dividends" regarding the payment of annual dividends in fiscal 2026; a statement under the caption "Liquidity and Capital Resources - Liquidity - Net Cash Used in Financing Activities - Company Share Repurchase Program" regarding funding of our share repurchase program; a statement under the caption "Liquidity and Capital Resources - Liquidity - Net Cash Used in Financing Activities - Material Cash Requirements" regarding funding of our material cash requirements from operating activities; statements under the caption "Liquidity and Capital Resources - Capital Resources" regarding management's expectations regarding the Company's cash flows from operations, current cash position, short-term borrowings and access to capital markets continuing to be sufficient to meet its anticipated cash requirements and contractual obligations, the Company's commercial paper and long-term debt ratings continuing to enable it to refinance its debts at favorable rates, factors that could affect its credit ratings, and the effect that lower credit ratings would have on its access to capital and credit markets and borrowing costs; and statements under the caption "Other Matters" regarding the contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company;
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
•developments in, and the outcome of, legal and regulatory proceedings and investigations to which Walmart is a party or is subject, and the liabilities, obligations and expenses, if any, that Walmart may incur in connection therewith, including expenses pertaining to general liability claims, for which we self-insure;
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

Exhibit 3.2	Amended and Restated Bylaws of the Company dated November 10, 2022 are incorporated herein by reference to Exhibit 3.1 to the Report on Form 8-K filed by the Company on November 16, 2022

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99.1*	Non-MDL Opioid-Related Litigation Case Citations

Exhibit 101.INS*	Inline XBRL Instance Document

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2025, formatted in Inline XBRL (included in Exhibit 101)

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALMART INC.

Date: August 29, 2025	By:	/s/ C. Douglas McMillon
C. Douglas McMillon President and Chief Executive Officer (Principal Executive Officer)

Date: August 29, 2025	By:	/s/ John David Rainey
John David Rainey Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 29, 2025	By:	/s/ David M. Chojnowski
David M. Chojnowski Senior Vice President and Controller (Principal Accounting Officer)