Form 10-Q
period 2025-10-31
Walmart Inc.
filed 2025-12-03
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended October 31, 2025.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The registrant had 7,970,166,964 shares of common stock outstanding as of December 2, 2025.

Walmart Inc.
Form 10-Q
For the Quarterly Period Ended October 31, 2025

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
Walmart Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except per share data)	2025	2024	2025	2024
Revenues:
Net sales	$177,769	$168,003	$517,500	$495,708
Membership and other income	1,727	1,585	5,007	4,723
Total revenues	179,496	169,588	522,507	500,431
Costs and expenses:
Cost of sales	134,706	127,340	391,780	375,581
Operating, selling, general and administrative expenses	38,094	35,540	109,610	103,361
Operating income	6,696	6,708	21,117	21,489
Interest:
Debt	563	496	1,733	1,650
Finance lease	121	122	357	361
Interest income	(93)	(140)	(280)	(368)
Interest, net	591	478	1,810	1,643
Other (gains) and losses	(2,081)	132	(4,192)	500
Income before income taxes	8,186	6,098	23,499	19,346
Provision for income taxes	2,098	1,384	5,621	4,614
Consolidated net income	6,088	4,714	17,878	14,732
Consolidated net (income) loss attributable to noncontrolling interest	55	(137)	(222)	(550)
Consolidated net income attributable to Walmart	$6,143	$4,577	$17,656	$14,182

Net income per common share:
Basic net income per common share attributable to Walmart	$0.77	$0.57	$2.21	$1.76
Diluted net income per common share attributable to Walmart	0.77	0.57	2.20	1.75

Weighted-average common shares outstanding:
Basic	7,974	8,038	7,987	8,044
Diluted	8,011	8,082	8,026	8,082

Dividends declared per common share			$0.94	$0.83
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2025	2024	2025	2024
Consolidated net income	$6,088	$4,714	$17,878	$14,732
Consolidated net (income) loss attributable to noncontrolling interest	55	(137)	(222)	(550)
Consolidated net income attributable to Walmart	6,143	4,577	17,656	14,182

Other comprehensive income (loss), net of income taxes
Currency translation and other	(413)	(520)	444	(1,620)
Cash flow hedges	(20)	(4)	218	34
Other comprehensive income (loss), net of income taxes	(433)	(524)	662	(1,586)
Other comprehensive (income) loss attributable to noncontrolling interest	42	177	(181)	363
Other comprehensive income (loss) attributable to Walmart	(391)	(347)	481	(1,223)

Comprehensive income, net of income taxes	5,655	4,190	18,540	13,146
Comprehensive (income) loss attributable to noncontrolling interest	97	40	(403)	(187)
Comprehensive income attributable to Walmart	$5,752	$4,230	$18,137	$12,959
See accompanying notes.

Walmart Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	October 31,	January 31,	October 31,
(Amounts in millions)	2025	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$10,582	$9,037	$10,049
Receivables, net	12,115	9,975	10,039
Inventories	65,354	56,435	63,302
Prepaid expenses and other	4,869	4,011	3,548
Total current assets	92,920	79,458	86,938

Property and equipment, net	130,201	119,993	116,598
Operating lease right-of-use assets	14,501	13,599	13,701
Finance lease right-of-use assets, net	6,138	6,112	6,227
Goodwill	28,722	28,792	27,942
Other long-term assets	16,173	12,869	11,993
Total assets	$288,655	$260,823	$263,399

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$8,401	$3,068	$3,579
Accounts payable	67,156	58,666	62,863
Dividends payable	1,908	—	1,674
Accrued liabilities	31,521	29,345	28,117
Accrued income taxes	789	608	783
Long-term debt due within one year	3,523	2,598	3,246
Operating lease obligations due within one year	1,592	1,499	1,507
Finance lease obligations due within one year	842	800	789
Total current liabilities	115,732	96,584	102,558

Long-term debt	34,445	33,401	33,645
Long-term operating lease obligations	13,705	12,825	12,927
Long-term finance lease obligations	5,916	5,923	6,056
Deferred income taxes and other	16,345	14,398	13,748

Commitments and contingencies

Redeemable noncontrolling interest	306	271	189

Shareholders' equity:
Common stock	797	802	803
Capital in excess of par value	6,863	5,503	5,395
Retained earnings	101,558	98,313	94,435
Accumulated other comprehensive loss	(13,124)	(13,605)	(12,525)
Total Walmart shareholders' equity	96,094	91,013	88,108
Nonredeemable noncontrolling interest	6,112	6,408	6,168
Total shareholders' equity	102,206	97,421	94,276
Total liabilities, redeemable noncontrolling interest, and shareholders' equity	$288,655	$260,823	$263,399
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2025	8,024	$802	$5,503	$98,313	$(13,605)	$91,013	$6,408	$97,421
Consolidated net income	—	—	—	4,487	—	4,487	161	4,648
Other comprehensive income, net of income taxes	—	—	—	—	309	309	36	345
Dividends declared ($0.94 per share)	—	—	—	(7,540)	—	(7,540)	—	(7,540)
Purchase of Company stock	(51)	(5)	(243)	(4,350)	—	(4,598)	—	(4,598)
Dividends to noncontrolling interest	—	—	—	—	—	—	(5)	(5)
Other	13	2	181	(61)	—	122	(52)	70
Balances as of April 30, 2025	7,986	$799	$5,441	$90,849	$(13,296)	$83,793	$6,548	$90,341
Consolidated net income	—	—	—	7,026	—	7,026	132	7,158
Other comprehensive income, net of income taxes	—	—	—	—	563	563	187	750
Purchase of Company stock	(16)	(2)	(90)	(1,500)	—	(1,592)	—	(1,592)
Dividends to noncontrolling interest	—	—	—	—	—	—	(424)	(424)
Other	5	—	367	(47)	—	320	(3)	317
Balances as of July 31, 2025	7,975	$797	$5,718	$96,328	$(12,733)	$90,110	$6,440	$96,550
Consolidated net income	—	—	—	6,143	—	6,143	(51)	6,092
Other comprehensive loss, net of income taxes	—	—	—	—	(391)	(391)	(42)	(433)
Purchase of Company stock	(8)	(1)	(45)	(759)	—	(805)	—	(805)
Dividends to noncontrolling interest	—	—	—	—	—	—	7	7
Other	5	1	1,190	(154)	—	1,037	(242)	795
Balances as of October 31, 2025	7,972	$797	$6,863	$101,558	$(13,124)	$96,094	$6,112	$102,206
See accompanying notes.

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2024	8,054	$805	$4,544	$89,814	$(11,302)	$83,861	$6,488	$90,349
Consolidated net income	—	—	—	5,104	—	5,104	209	5,313
Other comprehensive income (loss), net of income taxes	—	—	—	—	(65)	(65)	72	7
Dividends declared ($0.83 per share)	—	—	—	(6,683)	—	(6,683)	—	(6,683)
Purchase of Company stock	(18)	(2)	(50)	(999)	—	(1,051)	—	(1,051)
Dividends to noncontrolling interest	—	—	—	—	—	—	(5)	(5)
Sale of subsidiary stock	—	—	10	—	—	10	5	15
Other	13	2	121	(6)	—	117	11	128
Balances as of April 30, 2024	8,049	$805	$4,625	$87,230	$(11,367)	$81,293	$6,780	$88,073
Consolidated net income	—	—	—	4,501	—	4,501	219	4,720
Other comprehensive loss, net of income taxes	—	—	—	—	(811)	(811)	(258)	(1,069)
Purchase of Company stock	(15)	(1)	(50)	(942)	—	(993)	—	(993)
Dividends to noncontrolling interest	—	—	—	—	—	—	(634)	(634)
Sale of subsidiary stock	—	—	10	—	—	10	4	14
Other	1	(1)	425	(1)	—	423	31	454
Balances as of July 31, 2024	8,035	$803	$5,010	$90,788	$(12,178)	$84,423	$6,142	$90,565
Consolidated net income	—	—	—	4,577	—	4,577	155	4,732
Other comprehensive loss, net of income taxes	—	—	—	—	(347)	(347)	(177)	(524)
Purchase of Company stock	(13)	(1)	(52)	(927)	—	(980)	—	(980)
Dividends to noncontrolling interest	—	—	—	—	—	—	(5)	(5)
Sale of subsidiary stock	—	—	5	—	—	5	1	6
Other	12	1	432	(3)	—	430	52	482
Balances as of October 31, 2024	8,034	$803	$5,395	$94,435	$(12,525)	$88,108	$6,168	$94,276
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31,
(Amounts in millions)	2025	2024
Cash flows from operating activities:
Consolidated net income	$17,878	$14,732
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	10,462	9,599
Investment (gains) and losses, net	(4,123)	654
Deferred income taxes	2,310	(245)
Other operating activities	2,976	1,685
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	(2,128)	(1,395)
Inventories	(8,221)	(9,200)
Accounts payable	7,277	7,406
Accrued liabilities	894	(807)
Accrued income taxes	127	489
Net cash provided by operating activities	27,452	22,918

Cash flows from investing activities:
Payments for property and equipment	(18,627)	(16,696)
Proceeds from disposal of property and equipment	69	358
Proceeds from disposal of certain strategic investments	799	3,813
Other investing activities	(1,271)	(136)
Net cash used in investing activities	(19,030)	(12,661)

Cash flows from financing activities:
Net change in short-term borrowings	5,313	2,680
Proceeds from issuance of long-term debt	3,983	—
Repayments of long-term debt	(2,625)	(2,817)
Dividends paid	(5,630)	(5,004)
Purchase of Company stock	(7,008)	(3,049)
Other financing activities	(1,045)	(1,483)
Net cash used in financing activities	(7,012)	(9,673)

Effect of exchange rates on cash, cash equivalents and restricted cash	151	(351)

Net increase in cash, cash equivalents and restricted cash	1,561	233
Cash, cash equivalents and restricted cash at beginning of year	9,536	9,935
Cash, cash equivalents and restricted cash at end of period	$11,097	$10,168
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
The Company's Condensed Consolidated Financial Statements are based on a fiscal year ending January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag based on a calendar year. There were no significant intervening events during the month of October 2025 related to the consolidated operations using a lag that materially affected the Condensed Consolidated Financial Statements.
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
Supplier Financing Program Obligations
The Company has supplier financing programs with financial institutions, whereby the Company agrees to pay the financial institution the stated amount of confirmed invoices on the invoice due date for participating suppliers. Participation in these programs is optional and solely up to the supplier, who negotiates the terms of the arrangement directly with the financial institution and may allow early payment. The outstanding payment obligations to financial institutions under these programs were $6.2 billion, $5.7 billion and $6.8 billion as of October 31, 2025, January 31, 2025 and October 31, 2024, respectively.
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

Note 2. Net Income Per Common Share
Basic net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards as determined under the treasury stock method. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted net income per common share attributable to Walmart for the three and nine months ended October 31, 2025 and 2024.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Walmart:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions, except per share data)	2025	2024	2025	2024
Numerator
Consolidated net income	$6,088	$4,714	$17,878	$14,732
Consolidated net (income) loss attributable to noncontrolling interest	55	(137)	(222)	(550)
Consolidated net income attributable to Walmart	$6,143	$4,577	$17,656	$14,182

Denominator
Weighted-average common shares outstanding, basic	7,974	8,038	7,987	8,044
Dilutive impact of share-based awards	37	44	39	38
Weighted-average common shares outstanding, diluted	8,011	8,082	8,026	8,082

Net income per common share attributable to Walmart
Basic	$0.77	$0.57	$2.21	$1.76
Diluted	0.77	0.57	2.20	1.75
Note 3. Accumulated Other Comprehensive Loss
The following tables provide the changes in the composition of total accumulated other comprehensive loss:

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Cash Flow Hedges	Total
Balances as of February 1, 2025	$(12,661)	$(944)	$(13,605)
Other comprehensive income before reclassifications, net	47	259	306
Reclassifications to income, net	—	3	3
Balances as of April 30, 2025	$(12,614)	$(682)	$(13,296)
Other comprehensive income (loss) before reclassifications, net	587	(45)	542
Reclassifications to income, net	—	21	21
Balances as of July 31, 2025	$(12,027)	$(706)	$(12,733)
Other comprehensive loss before reclassifications, net	(371)	(45)	(416)
Reclassifications to income, net	—	25	25
Balances as of October 31, 2025	$(12,398)	$(726)	$(13,124)

(Amounts in millions and net of immaterial income taxes)	Currency Translation and Other	Cash Flow Hedges	Total
Balances as of February 1, 2024	$(10,407)	$(895)	$(11,302)
Other comprehensive income (loss) before reclassifications, net	(93)	10	(83)
Reclassifications to income, net	—	18	18
Balances as of April 30, 2024	$(10,500)	$(867)	$(11,367)
Other comprehensive loss before reclassifications, net	(725)	(98)	(823)
Reclassifications to income, net	(96)	108	12
Balances as of July 31, 2024	$(11,321)	$(857)	$(12,178)
Other comprehensive loss before reclassifications, net	(346)	(16)	(362)
Reclassifications to income, net	3	12	15
Balances as of October 31, 2024	$(11,664)	$(861)	$(12,525)

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
Note 4. Short-term Borrowings and Long-term Debt
The Company has various committed lines of credit in the U.S. to support its commercial paper program. In April 2025, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion as well as its five-year credit facility of $5.0 billion. In total, the Company had committed lines of credit in the U.S. of $15.0 billion at October 31, 2025 and January 31, 2025, all undrawn.
The following table provides the changes in the Company's long-term debt for the nine months ended October 31, 2025:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2025	$2,598	$33,401	$35,999
Proceeds from issuance of long-term debt(1)	—	3,983	3,983
Repayments of long-term debt	(2,625)	—	(2,625)
Reclassifications of long-term debt	3,551	(3,551)	—
Currency and other adjustments	(1)	612	611
Balances as of October 31, 2025	$3,523	$34,445	$37,968
(1)Proceeds from issuance of long-term debt are net of deferred loan costs and any related discount or premium.
Debt Issuances
Information on significant long-term debt issued during the nine months ended October 31, 2025, for general corporate purposes, is as follows:

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
Debt Repayments
Information on significant long-term debt repayments during the nine months ended October 31, 2025 is as follows:

(Amounts in millions)
Maturity Date	Principal Amount	Fixed vs. Floating	Interest Rate	Repayment
June 26, 2025	$875	Fixed	3.550%	$875
September 9, 2025	$1,750	Fixed	3.900%	1,750
				$2,625
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

(Amounts in millions)	Fair Value as of October 31, 2025	Fair Value as of January 31, 2025
Equity investments measured using Level 1 inputs	$1,557	$959
Equity investments measured using Level 2 inputs	5,154	2,082
Total	$6,711	$3,041
The fair value of these investments increased $2.1 billion and $3.7 billion for the three and nine months ended October 31, 2025, respectively, primarily due to gains and losses resulting from net changes in the underlying stock prices of the investments and certain other immaterial investment activity. The fair value of these investments decreased $3.7 billion and $4.3 billion for the three and nine months ended October 31, 2024, respectively, primarily due to the sale of certain strategic investments, as well as gains and losses resulting from net changes in the underlying stock prices of the remaining investments and certain other immaterial investment activity. Equity investments without readily determinable fair values are carried at cost and adjusted for any observable price changes or impairments within other gains and losses in the Condensed Consolidated Statements of Income.
Derivatives
The Company also has derivatives recorded at fair value. Derivative fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of October 31, 2025 and January 31, 2025, the notional amounts and fair values of these derivatives were as follows:

	October 31, 2025			January 31, 2025
(Amounts in millions)	Notional Amount	Fair Value		Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$4,771	$(414)	(1)	$4,771	$(611)	(1)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	5,831	(1,123)	(1)	5,452	(1,388)	(1)
Total	$10,602	$(1,537)		$10,223	$(1,999)
(1)    Primarily classified in deferred income taxes and other within the Company's Condensed Consolidated Balance Sheets.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not have any material assets or liabilities resulting in nonrecurring fair value measurements as of October 31, 2025 in the Company's Condensed Consolidated Balance Sheets.
Other Fair Value Disclosures
The Company records cash and cash equivalents, restricted cash and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.
The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on observable prices of identical instruments in less active markets. The carrying value and fair value of the Company's long-term debt as of October 31, 2025 and January 31, 2025, are as follows:

	October 31, 2025		January 31, 2025
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$37,968	$36,813	$35,999	$33,790

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
Several opioid-related cases against the Company remain pending in the MDL and in state and federal courts. The plaintiffs include healthcare providers, third-party payers, individuals and others and seek compensatory and punitive damages and injunctive relief, including abatement. Four cases brought by third-party payers and one case brought by a hospital system have been selected as bellwether cases to proceed through discovery in the MDL, and the MDL Court may designate additional bellwether cases in the future. The Florida Health Sciences Center case pending in state court in Florida asserts claims on behalf of several hospital systems against the Company and other defendants. A jury trial on this matter commenced on September 18, 2025, and is ongoing.
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
Other Legal Proceedings
Asda Equal Value Claims. Asda, formerly a subsidiary of the Company, is a defendant in certain equal value claims that began in 2008 and are proceeding in the United Kingdom before an Employment Tribunal in Manchester and before the High Court. Claims have been brought by approximately 73,000 current and former Asda store employees who allege their work is of equal value to the work done by employees in Asda's distribution centers and that the difference in pay and conditions between the different jobs is not objectively justified. Additional employees may assert claims in the future. The High Court claims are stayed pending the determination of a cohort of claims brought in the Employment Tribunal. The legal proceedings to consider these equal value claims are in three phases, and the first phase is complete. On January 31, 2025, the Employment Tribunal issued a ruling that certain of the claims are permitted to advance to the third phase. Certain claims remain under consideration in the second phase. The hearing on the third phase is scheduled to begin on November 23, 2026. There are factual and legal defenses to the equal value claims, and the Company intends to vigorously defend them. Subsequent to the divestiture of Asda in February 2021, the Company continues to oversee the conduct of the defense of these claims. While potential liability for these claims remains with Asda, the Company has agreed to provide indemnification with respect to certain of these claims up to a contractually determined amount. The Company cannot predict the number of such claims that may ultimately be filed and cannot reasonably estimate any loss or range of loss that may arise related to these proceedings. Accordingly, the Company can provide no assurance as to the scope and outcome of these matters.
Money Transfer Agent Services Matter. The Company has responded to grand jury subpoenas issued by the United States Attorney's Office for the Middle District of Pennsylvania on behalf of the DOJ seeking documents regarding the Company's consumer fraud prevention program and anti-money laundering compliance related to the Company's money transfer services, where Walmart is an agent. The most recent subpoena was issued in August 2020. Walmart's responses to DOJ's subpoenas have been complete since 2021. While it continues to cooperate with the DOJ's review, the Company intends to vigorously defend this matter. The Company can provide no assurance as to the scope and outcome of this matter and cannot reasonably estimate any loss or range of loss that may arise. Accordingly, the Company can provide no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.
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

Foreign Direct Investment Matters. In July 2021, the Directorate of Enforcement in India issued a show cause notice to Flipkart Private Limited and one of its subsidiaries ("Flipkart"), and to unrelated companies and individuals, including certain current and former shareholders and directors of Flipkart. The notice requests the recipients to show cause as to why further proceedings under India's Foreign Direct Investment rules and regulations (the "Rules") should not be initiated against them based on alleged violations during the period from 2009 to 2015, prior to the Company's acquisition of a majority stake in Flipkart in 2018 (the "Notice"). In addition, there have been more recent requests for information from the Directorate of Enforcement to Flipkart for periods prior and subsequent to April 2016 regarding the Rules, including the most recent request in April 2025 (the "Requests"), to which Flipkart has been responding. The Notice is an initial stage of proceedings under the Rules which could, depending upon the conclusions at the end of the initial stage, lead to a hearing to consider the merits of the allegations described in the Notice. If a hearing on the merits is initiated, whether with respect to the Notice or pursuant to any further proceedings related to the Requests, and if it is determined that violations of the Rules occurred, then the regulatory authority has the authority to impose monetary and/or non-monetary relief, such as share ownership restrictions. Flipkart has been responding to the Notice and, if the matter progresses to a consideration of the merits of the allegations described in the Notice, Flipkart intends to defend against the allegations vigorously. Due to the fact that the process regarding the Notice is in the early stages, the Company is unable to predict whether the Notice will lead to a hearing on the merits or, if it does, the final outcome of the resulting proceedings, as well as whether any further proceedings will arise with respect to the Requests. The Company cannot reasonably estimate any loss or range of loss that may arise from these matters and can provide no assurance as to the scope or outcome of any proceeding that might result from the Notice or the Requests, or the amount of the proceeds the Company may receive in indemnification from individuals and entities that sold shares to the Company under the 2018 agreement for the period prior to the date the Company acquired its majority stake in Flipkart, and further can provide no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2025	2024	2025	2024
Walmart U.S.
Net sales	$120,678	$114,875	$353,752	$338,892
Membership and other income	665	618	1,950	1,835
Total revenues	121,343	115,493	355,702	340,727
Cost of sales	87,366	83,384	255,955	245,999
Operating, selling, general and administrative expenses	28,197	26,674	81,542	77,370
Operating income	$5,780	$5,435	$18,205	$17,358

Walmart International
Net sales	$33,541	$30,277	$94,496	$89,677
Membership and other income	391	367	1,151	1,122
Total revenues	33,932	30,644	95,647	90,799
Cost of sales	26,539	23,748	74,475	70,028
Operating, selling, general and administrative expenses	6,691	5,692	17,979	16,674
Operating income	$702	$1,204	$3,193	$4,097

Sam's Club U.S.(1)
Net sales	$23,550	$22,851	$69,252	$67,139
Membership and other income	665	588	1,889	1,728
Total revenues	24,215	23,439	71,141	68,867
Cost of sales	20,801	20,208	61,350	59,554
Operating, selling, general and administrative expenses	2,743	2,597	7,945	7,483
Operating income	$671	$634	$1,846	$1,830

Corporate and support
Membership and other income(2)	$6	$12	$17	$38
Operating, selling, general and administrative expenses	463	577	2,144	1,834
Operating loss	$(457)	$(565)	$(2,127)	$(1,796)

Consolidated
Net sales	$177,769	$168,003	$517,500	$495,708
Membership and other income	1,727	1,585	5,007	4,723
Total revenues	179,496	169,588	522,507	500,431
Cost of sales	134,706	127,340	391,780	375,581
Operating, selling, general and administrative expenses	38,094	35,540	109,610	103,361
Operating income	6,696	6,708	21,117	21,489
Interest, net	591	478	1,810	1,643
Other (gains) and losses	(2,081)	132	(4,192)	500
Income before income taxes	$8,186	$6,098	$23,499	$19,346
(1)    Total fuel-related cost of sales and operating, selling, general and administrative expenses for Sam's Club U.S. were $2.2 billion and $2.4 billion for the three months ended October 31, 2025 and 2024, respectively, and $6.7 billion and $7.7 billion for the nine months ended October 31, 2025 and 2024, respectively.
(2)    Includes other income from corporate campus facilities.

Depreciation and amortization and capital expenditures for the Company's segments, as well as for Corporate and support, are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2025	2024	2025	2024
Walmart U.S.
Depreciation and amortization	$2,378	$2,156	$6,917	$6,308
Capital expenditures	5,484	4,222	14,031	11,795
Walmart International
Depreciation and amortization	$584	$556	$1,705	$1,687
Capital expenditures	801	952	2,028	2,167
Sam's Club U.S.
Depreciation and amortization	$197	$179	$581	$517
Capital expenditures	287	373	625	819
Corporate and support
Depreciation and amortization	$447	$369	$1,259	$1,087
Capital expenditures	646	642	1,943	1,915
Consolidated
Depreciation and amortization	$3,606	$3,260	$10,462	$9,599
Capital expenditures	7,218	6,189	18,627	16,696
Total assets for the Company's segments, as well as for Corporate and support, are as follows:

	October 31,	January 31,
(Amounts in millions)	2025	2025
Assets by segment
Walmart U.S.	$168,285	$150,006
Walmart International	88,221	80,016
Sam's Club U.S.	17,372	16,862
Corporate and support	14,777	13,939
Total assets	$288,655	$260,823
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

(Amounts in millions)	Three Months Ended October 31,		Nine Months Ended October 31,
Walmart U.S. net sales by merchandise category	2025	2024	2025	2024
Grocery	$71,713	$69,344	$210,636	$204,455
General merchandise	27,366	26,621	82,100	81,312
Health and wellness	18,379	16,360	51,871	45,639
Other categories	3,220	2,550	9,145	7,486
Total	$120,678	$114,875	$353,752	$338,892
Of Walmart U.S.'s total net sales, approximately $24.8 billion and $19.5 billion related to eCommerce for the three months ended October 31, 2025 and 2024, respectively, and approximately $70.0 billion and $56.0 billion related to eCommerce for the nine months ended October 31, 2025 and 2024, respectively.

(Amounts in millions)	Three Months Ended October 31,		Nine Months Ended October 31,
Walmart International net sales by market	2025	2024	2025	2024
Mexico and Central America	$12,869	$12,064	$37,129	$38,395
China	6,110	5,012	18,475	14,895
Canada	6,004	5,803	17,263	17,022
Other	8,558	7,398	21,629	19,365
Total	$33,541	$30,277	$94,496	$89,677
Of Walmart International's total net sales, approximately $10.2 billion and $8.1 billion related to eCommerce for the three months ended October 31, 2025 and 2024, respectively, and approximately $26.1 billion and $21.3 billion related to eCommerce for the nine months ended October 31, 2025 and 2024, respectively.

(Amounts in millions)	Three Months Ended October 31,		Nine Months Ended October 31,
Sam's Club U.S. net sales by merchandise category	2025	2024	2025	2024
Grocery	$16,673	$15,902	$48,533	$45,791
Fuel and other	2,976	3,187	8,891	10,043
General merchandise	2,551	2,469	7,964	7,796
Health and wellness	1,350	1,293	3,864	3,509
Total	$23,550	$22,851	$69,252	$67,139
Of Sam's Club U.S.'s total net sales, approximately $3.8 billion and $3.1 billion related to eCommerce for the three months ended October 31, 2025 and 2024, respectively, and approximately $10.8 billion and $8.7 billion related to eCommerce for the nine months ended October 31, 2025 and 2024, respectively.
Note 8. Share-based compensation and noncontrolling interest
In September 2025, the Company's PhonePe subsidiary modified certain of its share-based payment arrangements in contemplation of a potential initial public offering. Upon modification, the Company recorded a non-cash charge of $0.7 billion (a portion of which was based on grant-date fair value) in operating, selling, general and administrative expenses within the Walmart International segment, primarily related to previously unrecognized share-based compensation expense under these arrangements. Following the modification, certain PhonePe employee-held options were vested and exercised (including certain previously vested awards), which decreased the Company's ownership in PhonePe from approximately 84% to approximately 73%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
This discussion, which presents Walmart Inc.'s ("Walmart," the "Company," "our," "us" or "we") results for periods occurring in the fiscal year ending January 31, 2026 ("fiscal 2026") and the fiscal year ended January 31, 2025 ("fiscal 2025"), should be read in conjunction with our Condensed Consolidated Financial Statements as of and for the three and nine months ended October 31, 2025, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of and for the year ended January 31, 2025, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended January 31, 2025.
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
In July 2025, the One Big Beautiful Bill Act (the "Tax Act") was enacted, introducing a series of corporate tax changes in the U.S., including 100% bonus depreciation on qualified property and full expensing for research and development expenditures. The impacts of the Tax Act were not material to our income tax expense or effective tax rate. We expect certain provisions will decrease cash taxes paid in the current fiscal year and may change the timing of cash tax payments in future periods.
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

Calendar comparable sales, as well as the impact of fuel, for the three and nine months ended October 31, 2025 and 2024, were as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2025	2024	2025	2024	2025	2024	2025	2024
	With Fuel		Fuel Impact		With Fuel		Fuel Impact
Walmart U.S.	4.8%	5.1%	0.0%	(0.2)%	4.2%	4.7%	0.0%	(0.1)%
Sam's Club U.S.	2.8%	3.8%	(1.4)%	(3.4)%	3.0%	4.3%	(2.2)%	(1.7)%
Total U.S.	4.5%	4.9%	(0.2)%	(0.7)%	4.0%	4.7%	(0.4)%	(0.3)%
Comparable sales in the U.S., including fuel, increased 4.5% and 4.0% for the three and nine months ended October 31, 2025, respectively, when compared to the same periods in the previous fiscal year. The Walmart U.S. segment had comparable sales growth of 4.8% and 4.2% for the three and nine months ended October 31, 2025, respectively, driven by growth in average ticket and transactions, reflecting strength in all merchandise categories. The Walmart U.S. segment's eCommerce net sales positively contributed approximately 4.4% and 3.9% to comparable sales for the three and nine months ended October 31, 2025, respectively. This growth reflects continued strength in customer and Walmart+ member engagement with omnichannel offerings, which was primarily driven by store-fulfilled pickup and delivery.
Comparable sales in the Sam's Club U.S. segment increased 2.8% and 3.0% for the three and nine months ended October 31, 2025, respectively, with growth in unit volumes and transactions, reflecting strong sales in grocery, general merchandise and health and wellness. The Sam's Club U.S. segment's eCommerce net sales positively contributed approximately 3.0% and 3.3% to comparable sales for the three and nine months ended October 31, 2025, respectively, which outpaced the total segment growth as a result of lower fuel sales driven by lower fuel prices. This growth reflects continued strength in member engagement with omnichannel offerings.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
(Amounts in millions)	2025	2024	2025	2024
Net sales	$177,769	$168,003	$517,500	$495,708
Percentage change from comparable period	5.8%	5.4%	4.4%	5.3%
Operating income	$6,696	$6,708	$21,117	$21,489
Percentage change from comparable period	(0.2)%	8.2%	(1.7)%	8.8%

Percentage of net sales
Gross profit(1)	24.2%	24.2%	24.3%	24.2%
Operating expenses	21.4%	21.2%	21.2%	20.9%
Operating income	3.8%	4.0%	4.1%	4.3%
(1)    Gross profit defined as net sales less cost of sales.
Gross profit as a percentage of net sales ("gross profit rate") increased 2 and 6 basis points for the three and nine months ended October 31, 2025, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to the Walmart U.S. segment, driven by disciplined inventory management and growth in higher margin businesses, partially offset by mix shifts into lower margin merchandise categories and the timing of Flipkart's The Big Billion Days ("BBD") sales event in the Walmart International segment, which primarily occurred in the fourth quarter of fiscal 2025 but mostly shifted to the third quarter of fiscal 2026. Additionally, the increases were partially offset by ongoing channel and format mix shifts in the Walmart International segment.
Operating expenses as a percentage of net sales increased 28 and 33 basis points for the three and nine months ended October 31, 2025, respectively, when compared to the same periods in the previous fiscal year, primarily driven by a charge of $0.7 billion related to modification of certain share-based compensation arrangements for our PhonePe subsidiary. The increase for the nine months ended October 31, 2025 was also impacted by higher self-insured general liability claims expense in the U.S. of approximately $0.8 billion, influenced by rising costs to resolve claims across retail and related industries.
Operating income as a percentage of net sales decreased 22 and 26 basis points for the three and nine months ended October 31, 2025, respectively, primarily due to the factors described above.

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
The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ended October 31,
(Amounts in millions)	2025	2024
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$23,303	$20,410
Denominator
Average total assets(1)	$276,027	$261,287
Return on assets (ROA)	8.4%	7.8%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$28,976	$28,743
+ Interest income	393	513
+ Depreciation and amortization	13,837	12,715
+ Rent	2,402	2,329
= ROI operating income	$45,608	$44,300

Denominator
Average total assets(1)	$276,027	$261,287
'+ Average accumulated depreciation and amortization(1)	126,953	120,464
'- Average accounts payable(1)	65,010	61,956
- Average accrued liabilities(1)	29,819	27,125
= Average invested capital	$308,151	$292,670
Return on investment (ROI)	14.8%	15.1%
(1)`The average is based on the addition of the account balance at the end of the current period to the account balance at the end of the previous period and dividing by two.

	As of October 31,
(Amounts in millions)	2025	2024	2023
Certain Balance Sheet Data
Total assets	$288,655	$263,399	$259,174
Accumulated depreciation and amortization	131,099	122,806	118,122
Accounts payable	67,156	62,863	61,049
Accrued liabilities	31,521	28,117	26,132

ROA was 8.4% and 7.8% for the trailing 12 months ended October 31, 2025 and 2024, respectively. The increase in ROA was primarily due to an increase in net income as a result of net increases in the fair value of our equity and other investments combined with higher operating income, offset by an increase in average total assets due to higher purchases of property and equipment. ROI was 14.8% and 15.1% for the trailing 12 months ended October 31, 2025 and 2024, respectively. The decrease in ROI was the result of an increase in average invested capital due to higher purchases of property and equipment. ROI benefited from increased operating income due to improved business performance, which was partially offset by the incremental non-cash share-based compensation charge at PhonePe as well as other business restructuring and certain legal matters.
Capital Allocation
Our strategy includes allocating our capital to higher-return areas such as automation and investments in stores and clubs. The following table provides additional detail regarding our capital expenditures:

(Amounts in millions)	Nine Months Ended October 31,
Allocation of Capital Expenditures	2025	2024
Supply chain, customer-facing initiatives, technology and other	$11,286	$9,652
Store and club remodels	4,472	4,610
New stores and clubs, including expansions and relocations	841	267
Total U.S.	16,599	14,529
Walmart International	2,028	2,167
Total Capital Expenditures	$18,627	$16,696
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

	Nine Months Ended October 31,
(Amounts in millions)	2025	2024
Net cash provided by operating activities	$27,452	$22,918
Payments for property and equipment	(18,627)	(16,696)
Free cash flow	$8,825	$6,222

Net cash used in investing activities(1)	$(19,030)	$(12,661)
Net cash used in financing activities	(7,012)	(9,673)
(1)    Net cash used in investing activities includes payments for property and equipment, which is also included in our computation of free cash flow.
Net cash provided by operating activities was $27.5 billion for the nine months ended October 31, 2025, which represents an increase of $4.5 billion when compared to the same period in the previous fiscal year. The increase was primarily due to timing of certain payments, increased cash provided by operating income and lower cash tax payments. Free cash flow for the nine months ended October 31, 2025 was $8.8 billion, which represents an increase of $2.6 billion when compared to the same period in the previous fiscal year. The increase in free cash flow was due to the increase in net cash provided by operating activities described above, partially offset by an increase of $1.9 billion in capital expenditures to support our investment strategy.

Results of Operations
Consolidated Results of Operations

	Three Months Ended October 31,		Nine Months Ended October 31,
(Dollar amounts and retail square feet in millions)	2025	2024	2025	2024
Net sales	$177,769	$168,003	$517,500	$495,708
Percentage change from comparable period	5.8%	5.4%	4.4%	5.3%
Membership and other income(1)	1,727	1,585	5,007	4,723
Total revenues	179,496	169,588	522,507	500,431
Percentage change from comparable period	5.8%	5.5%	4.4%	5.4%
Gross profit(2)	43,063	40,663	125,720	120,127
Operating expenses(2)	38,094	35,540	109,610	103,361
Operating income	6,696	6,708	21,117	21,489
Other (gains) and losses	(2,081)	132	(4,192)	500
Consolidated net income	$6,088	$4,714	$17,878	$14,732

Percentage of net sales
Gross profit	24.2%	24.2%	24.3%	24.2%
Operating expenses	21.4%	21.2%	21.2%	20.9%
Operating income	3.8%	4.0%	4.1%	4.3%

Unit counts at period end	10,822	10,660	10,822	10,660
Retail square feet at period end	1,053	1,050	1,053	1,050
(1)    Membership and other income includes membership fees and other items such as rental and tenant income, recycling income and gift card breakage income, as well as other income from corporate campus facilities.
(2)    Gross profit is defined as net sales less cost of sales. Operating expenses refers to operating, selling, general and administrative expenses.
Our total revenues increased $9.9 billion or 5.8% and $22.1 billion or 4.4% for the three and nine months ended October 31, 2025, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to strong positive comparable sales in our U.S. segments and international markets driven by growth in average ticket and transactions, with strength in eCommerce. Net sales growth across channels also reflected strong sales in grocery, health and wellness and general merchandise in our U.S. segments. Net sales for the three and nine months ended October 31, 2025 were negatively affected by $0.2 billion and $4.0 billion, respectively, in currency exchange rate fluctuations. Membership and other income increased $0.1 billion or 9.0% and $0.3 billion or 6.0% for the three and nine months ended October 31, 2025, respectively, primarily due to strong growth in membership fee income globally, partially offset by decreases in other income items.
Gross profit rate increased 2 and 6 basis points for the three and nine months ended October 31, 2025, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to the Walmart U.S. segment, driven by disciplined inventory management and growth in higher margin businesses, partially offset by mix shifts into lower margin merchandise categories and the timing of Flipkart's BBD sales event in the Walmart International segment, which primarily occurred in the fourth quarter of fiscal 2025 but mostly shifted to the third quarter of fiscal 2026. Additionally, the increases were partially offset by ongoing channel and format mix shifts in the Walmart International segment.
Operating expenses as a percentage of net sales increased 28 and 33 basis points for the three and nine months ended October 31, 2025, respectively, when compared to the same periods in the previous fiscal year, primarily driven by a charge of $0.7 billion related to modification of certain share-based compensation arrangements for our PhonePe subsidiary. The increase for the nine months ended October 31, 2025 was also impacted by higher self-insured general liability claims expense in the U.S. of approximately $0.8 billion, influenced by rising costs to resolve claims across retail and related industries.
Other gains and losses consist of certain non-operating items, such as the change in the fair value of our investments and gains or losses on business dispositions, which by their nature can fluctuate from period to period. Other gains and losses for the three and nine months ended October 31, 2025 consisted of net gains of $2.1 billion and $4.2 billion, respectively, compared to net losses of $0.1 billion and $0.5 billion for the same periods in the previous fiscal year. These net gains and losses primarily consisted of changes in fair value of our equity and other investments driven by changes in their underlying stock prices.
Our effective income tax rate was 25.6% and 23.9% for the three and nine months ended October 31, 2025, respectively, compared to 22.7% and 23.8% for the same periods in the previous fiscal year. The increase in effective tax rate is primarily due to the share-based compensation charge recorded at the Company's PhonePe subsidiary, which provided no tax benefit. Our effective income tax rate may fluctuate as a result of various factors, including changes in our assessment of unrecognized tax benefits, valuation allowances, business operations, acquisitions, investments, entry into new businesses and geographies, intercompany transactions, changes in tax law, changes in the administrative practices, principles, and interpretations related to tax, and the mix and size of earnings among our U.S. operations and international operations, which are subject to statutory rates that may be different than the U.S. statutory rate.

As a result of the factors discussed above, consolidated net income increased $1.4 billion and $3.1 billion for the three and nine months ended October 31, 2025, respectively, when compared to the same periods in the previous fiscal year. Accordingly, diluted net income per common share attributable to Walmart was $0.77 and $2.20 for the three and nine months ended October 31, 2025, respectively, which represents an increase of $0.20 and $0.45 when compared to the same periods in the previous fiscal year.
Walmart U.S. Segment

	Three Months Ended October 31,		Nine Months Ended October 31,
(Dollar amounts and retail square feet in millions)	2025	2024	2025	2024
Net sales	$120,678	$114,875	$353,752	$338,892
Net sales percentage change from comparable period	5.1%	5.0%	4.4%	4.5%
Calendar comparable sales increase	4.8%	5.1%	4.2%	4.7%
Membership and other income	665	618	1,950	1,835
Gross profit	33,312	31,491	97,797	92,893
Operating expenses	28,197	26,674	81,542	77,370
Operating income	$5,780	$5,435	$18,205	$17,358

Percentage of net sales
Gross profit	27.6%	27.4%	27.6%	27.4%
Operating expenses	23.4%	23.2%	23.1%	22.8%
Operating income	4.8%	4.7%	5.1%	5.1%

Unit counts at period end	4,606	4,606	4,606	4,606
Retail square feet at period end	698	698	698	698
Net sales for the Walmart U.S. segment increased $5.8 billion or 5.1% and $14.9 billion or 4.4% for the three and nine months ended October 31, 2025, respectively, when compared to the same periods in the previous fiscal year. The increases were due to comparable sales of 4.8% and 4.2% for the three and nine months ended October 31, 2025, driven by growth in average ticket and transactions, reflecting strength in all merchandise categories. The Walmart U.S. segment's eCommerce net sales positively contributed approximately 4.4% and 3.9% to comparable sales for the three and nine months ended October 31, 2025, respectively. This growth reflects continued strength in customer and Walmart+ member engagement with omnichannel offerings, which was primarily driven by store-fulfilled pickup and delivery.
Membership and other income increased 7.6% and 6.3% for the three and nine months ended October 31, 2025, respectively, primarily driven by double-digit percentage growth in membership fee income from Walmart+.
Gross profit rate increased 19 and 24 basis points for the three and nine months ended October 31, 2025, when compared to the same periods in the previous fiscal year. The increases were primarily driven by disciplined inventory management and growth in higher margin businesses, partially offset by mix shifts into lower margin merchandise categories.
Operating expenses as a percentage of net sales increased 15 and 22 basis points for the three and nine months ended October 31, 2025, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to higher self-insured general liability claims expense, increased depreciation expense related to our continued capital investments, as well as VIZIO operating costs following the acquisition in December 2024.
As a result of the factors discussed above, operating income increased $0.3 billion and $0.8 billion for the three and nine months ended October 31, 2025, respectively, when compared to the same periods in the previous fiscal year.

Walmart International Segment

	Three Months Ended October 31,		Nine Months Ended October 31,
(Dollar amounts and retail square feet in millions)	2025	2024	2025	2024
Net sales	$33,541	$30,277	$94,496	$89,677
Percentage change from comparable period	10.8%	8.0%	5.4%	9.1%
Membership and other income	391	367	1,151	1,122
Gross profit	7,002	6,529	20,021	19,649
Operating expenses	6,691	5,692	17,979	16,674
Operating income	$702	$1,204	$3,193	$4,097

Percentage of net sales
Gross profit	20.9%	21.6%	21.2%	21.9%
Operating expenses	19.9%	18.8%	19.0%	18.6%
Operating income	2.1%	4.0%	3.4%	4.6%

Unit counts at period end	5,615	5,454	5,615	5,454
Retail square feet at period end	274	271	274	271
Net sales for the Walmart International segment increased $3.3 billion or 10.8% and $4.8 billion or 5.4% for the three and nine months ended October 31, 2025, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to positive comparable sales across our international markets, including strength in eCommerce and the shift in timing of Flipkart's BBD sales event, partially offset by negative fluctuations in currency exchange rates of $0.2 billion and $4.0 billion for the three and nine months ended October 31, 2025, respectively.
Gross profit rate decreased 68 and 72 basis points for the three and nine months ended October 31, 2025, respectively, when compared to the same periods in the previous fiscal year. The decreases were primarily driven by ongoing channel and format mix shifts, including timing from BBD, partially offset by growth in higher margin businesses.
Operating expenses as a percentage of net sales increased 115 and 44 basis points for the three and nine months ended October 31, 2025, respectively, when compared to the same periods in the previous fiscal year, primarily due to a charge of $0.7 billion related to PhonePe's modification of certain share-based payment arrangements in contemplation of a potential initial public offering (refer to Note 8), partially offset by strong sales, BBD timing as well as format mix shifts.
As a result of the factors discussed above, operating income decreased $0.5 billion and $0.9 billion for the three and nine months ended October 31, 2025, when compared to the same periods in the previous fiscal year.

Sam's Club U.S. Segment

	Three Months Ended October 31,		Nine Months Ended October 31,
(Dollar amounts and retail square feet in millions)	2025	2024	2025	2024
Including Fuel
Net sales	$23,550	$22,851	$69,252	$67,139
Percentage change from comparable period	3.1%	3.9%	3.1%	4.4%
Calendar comparable sales increase	2.8%	3.8%	3.0%	4.3%
Membership and other income	665	588	1,889	1,728
Gross profit	2,749	2,643	7,902	7,585
Operating expenses	2,743	2,597	7,945	7,483
Operating income	$671	$634	$1,846	$1,830

Percentage of net sales
Gross profit	11.7%	11.6%	11.4%	11.3%
Operating expenses	11.6%	11.4%	11.5%	11.1%
Operating income	2.8%	2.8%	2.7%	2.7%

Unit counts at period end	601	600	601	600
Retail square feet at period end	81	80	81	80

Excluding Fuel (1)
Net sales	$21,148	$20,263	$62,072	$58,946
Percentage change from comparable period	4.4%	7.2%	5.3%	6.0%
Operating income	$493	$437	$1,375	$1,343
(1)    We believe the Excluding Fuel information is useful to investors because it permits investors to understand the effect of the Sam's Club U.S. segment's fuel sales on its results of operations, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam's Club U.S. segment in the future.
Net sales for the Sam's Club U.S. segment increased $0.7 billion or 3.1% and $2.1 billion or 3.1% for the three and nine months ended October 31, 2025, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to comparable sales, including fuel, of 2.8% and 3.0% for the three and nine months ended October 31, 2025, respectively, with growth in unit volumes and transactions, reflecting strong sales in grocery, general merchandise and health and wellness. Sam's Club U.S. eCommerce net sales positively contributed approximately 3.0% and 3.3% to comparable sales for the three and nine months ended October 31, 2025, respectively, which outpaced the total segment comparable sales as a result of lower fuel sales driven by lower fuel prices. This growth reflects continued strength in member engagement with omnichannel offerings.
Membership and other income increased 13.1% and 9.3% for the three and nine months ended October 31, 2025, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to growth in the membership base and Plus penetration, as well as breakage income related to unredeemed Sam's Cash rewards.
Gross profit rate increased 10 and 11 basis points for the three and nine months ended October 31, 2025, respectively, when compared to the same periods in the previous fiscal year. The increase for the three months ended October 31, 2025 was primarily due to product mix changes and operational efficiencies. The increase for the nine months ended October 31, 2025 was primarily due to higher margins in fuel, product mix changes and operational efficiencies, partially offset by higher eCommerce fulfillment costs and the impact of reorganization charges related to strategic supply chain decisions.
Operating expenses as a percentage of net sales increased 29 and 32 basis points for the three and nine months ended October 31, 2025, respectively, when compared to the same periods in the previous fiscal year. The increase for the three months ended October 31, 2025 was primarily due to associate wage investments, lower fuel sales and higher self-insured general liability claims expense. The increase for the nine months ended October 31, 2025 was primarily due to lower fuel sales, higher self-insured general liability claims expense and continued technology investments.
As a result of the factors discussed above, operating income increased slightly for both the three and nine months ended October 31, 2025, when compared to the same periods in the previous fiscal year.

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
Net Cash Provided by Operating Activities

	Nine Months Ended October 31,
(Amounts in millions)	2025	2024
Net cash provided by operating activities	$27,452	$22,918
Net cash provided by operating activities for the nine months ended October 31, 2025 increased $4.5 billion when compared to the same period in the previous fiscal year. The increase was primarily due to timing of certain payments, increased cash provided by operating income and lower cash tax payments.
Cash Equivalents and Working Capital Deficit
Cash and cash equivalents were $10.6 billion and $10.0 billion at October 31, 2025 and 2024, respectively. Our working capital deficit was $22.8 billion as of October 31, 2025, which increased when compared to the $15.6 billion working capital deficit as of October 31, 2024. The increase in our working capital deficit was primarily driven by the timing of certain payments described above and an increase in short-term borrowings for general corporate purposes, partially offset by an increase in receivables and inventories primarily related to sales growth. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of cash dividends and share repurchases.
As of October 31, 2025 and January 31, 2025, cash and cash equivalents of $4.8 billion and $3.3 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions or are subject to the approval of the noncontrolling interest shareholders.
Net Cash Used in Investing Activities

	Nine Months Ended October 31,
(Amounts in millions)	2025	2024
Net cash used in investing activities	$(19,030)	$(12,661)
Net cash used in investing activities for the nine months ended October 31, 2025 increased $6.4 billion when compared to the same period in the previous fiscal year. The increase is primarily due to the change in net proceeds received from the sale of certain strategic investments as well as increased payments for property and equipment.
Net Cash Used in Financing Activities

	Nine Months Ended October 31,
(Amounts in millions)	2025	2024
Net cash used in financing activities	$(7,012)	$(9,673)
Net cash used in financing activities decreased $2.7 billion for the nine months ended October 31, 2025, when compared to the same period in the previous fiscal year. The decrease is primarily due to proceeds from new long-term debt issued and higher short-term borrowings in the current fiscal year, primarily offset by increased share repurchases.
In April 2025, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion as well as its five-year credit facility of $5.0 billion. In total, we had committed lines of credit in the U.S. of $15.0 billion at October 31, 2025, all undrawn.

Long-term Debt
The following table provides the changes in our long-term debt for the nine months ended October 31, 2025:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2025	$2,598	$33,401	$35,999
Proceeds from issuance of long-term debt(1)	—	3,983	3,983
Repayments of long-term debt	(2,625)	—	(2,625)
Reclassifications of long-term debt	3,551	(3,551)	—
Currency and other adjustments	(1)	612	611
Balances as of October 31, 2025	$3,523	$34,445	$37,968
(1)Proceeds from issuance of long-term debt are net of deferred loan costs and any related discount or premium.
During the nine months ended October 31, 2025, our total outstanding long-term debt increased $2.0 billion, primarily due to the issuance of new long-term debt in April 2025 less current year debt repayments. Refer to Note 4 to our Condensed Consolidated Financial Statements for details.
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
The dividend installments payable on April 7, 2025, May 27, 2025 and September 2, 2025 were paid as scheduled.
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the nine months ended October 31, 2025 were made under the current $20 billion share repurchase program approved in November 2022, which has no expiration date or other restrictions limiting the period over which the Company can make repurchases. As of October 31, 2025, authorization for $5.1 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
We regularly review share repurchase activity and consider several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, our results of operations and the market price of our common stock. We anticipate that a majority of the ongoing share repurchase program will be funded through the Company's free cash flow. The following table provides, on a settlement date basis, share repurchase information for the nine months ended October 31, 2025 and 2024:

	Nine Months Ended October 31,
(Amounts in millions, except per share data)	2025	2024
Total number of shares repurchased	75.3	45.9
Average price paid per share	$93.04	$66.37
Total amount paid for share repurchases	$7,008	$3,049
During the nine months ended October 31, 2025, the Company repurchased $7.0 billion in shares of its common stock, an increase of $4.0 billion as compared to the same period in the previous fiscal year. The increase was primarily driven by opportunistic prices during the first quarter of fiscal 2026 as part of the Company's long-term strategy.
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
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. As of October 31, 2025, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
Other Matters
In Note 6 to our Condensed Consolidated Financial Statements, which is captioned "Contingencies" and appears in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," we discuss, under the sub-captions "Settlement of Certain Opioid-Related Matters," and "Ongoing Opioid-Related Litigation," certain opioid-related matters, as well as the Prescription Opiate Litigation, and other matters, including certain risks arising therefrom. In Note 6, we discuss, "Asda Equal Value Claims" the Company's indemnification obligation for the Asda Equal Value Claims matter, "Money Transfer Agent Services Matter," a government investigation by the U.S. Attorney's Office for the Middle District of Pennsylvania into the Company's consumer fraud prevention and anti-money laundering compliance related to the Company's money transfer agent services, as well as matters related to independent contractor drivers on the driver platform under "Driver Platform Matters." In Note 6, under "Mexico Antitrust Matter," we also discuss a quasi-judicial administrative process initiated by COFECE against Walmex and Walmex's related constitutional challenge. In Note 6 we also discuss a show cause notice and requests issued by the Directorate of Enforcement to Flipkart regarding Foreign Direct Investment rules and regulations in India and an India Antitrust Matter. We reference various legal proceedings related to the Prescription Opiate Litigation, the DOJ Opioid Civil Litigation, Opioids-Related Securities Class Actions and False Claims Act Litigation; Asda Equal Value Claims; Money Transfer Agent Services Matter; Driver Platform Matters; Mexico Antitrust Matter; and an India Antitrust Matter in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the caption "I. Supplemental Information." We also discuss an environmental matter with the U.S. Environmental Protection Agency in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "II. Environmental Matters." The foregoing matters and other matters described elsewhere in this Quarterly Report on Form 10-Q represent contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company upon their final resolution.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks relating to our operations result primarily from changes in interest rates, currency exchange rates and the fair value of certain equity investments. As of October 31, 2025, there were no material changes to our market risks disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025. The information concerning market risk set forth in Part II, Item 7A. of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, as filed with the SEC on March 14, 2025, under the caption "Quantitative and Qualitative Disclosures About Market Risk," is hereby incorporated by reference into this Quarterly Report on Form 10-Q.

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
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. There has been no significant change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Opioid-Related Litigation: In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL") is pending in the U.S. District Court for the Northern District of Ohio and includes approximately 230 cases with claims against the Company as of December 1, 2025. In addition, there are approximately 13 other opioid-related cases against the Company and its subsidiaries pending in U.S. state and federal courts and Canadian courts as of December 1, 2025. The non-MDL case citations are listed on Exhibit 99.1 to this Quarterly Report on Form 10-Q.
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
India Antitrust Matter: Competition Commission of India, Case No. 40 of 2019, order initiating investigation 1/13/20.
II. ENVIRONMENTAL MATTERS: Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that the Company reasonably believes will exceed $1 million.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the three months ended October 31, 2025 were made under the current $20 billion share repurchase program approved in November 2022, which has no expiration date or other restrictions limiting the period over which the Company can make repurchases. As of October 31, 2025, authorization for $5.1 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, its results of operations and the market price of its common stock. Share repurchase activity under our share repurchase program, on a trade date basis, for the three months ended October 31, 2025, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (billions)
August 1 - 31, 2025	2,974,615	$99.53	2,974,615	$5.6
September 1 - 30, 2025	2,506,546	101.99	2,506,546	5.3
October 1 - 31, 2025	2,434,368	103.84	2,434,368	5.1
Total	7,915,529		7,915,529
(1)    Represents approximate dollar value of shares that could have been purchased under the plan in effect at the end of the month.
Item 5. Other Information
Security Trading Plans of Directors and Executive Officers
During the Company's fiscal quarter ended October 31, 2025, the following Section 16 officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement:
On September 5, 2025, John David Rainey, Executive Vice President and Chief Financial Officer, entered into a stock trading plan designed to comply with Rule 10b5-1 under the Exchange Act. Under the terms of the plan, Mr. Rainey is scheduled to sell an aggregate of 40,000 shares of common stock in trades scheduled in February and March 2026. The plan will terminate on March 2, 2026.
On September 19, 2025, Daniel Danker, Executive Vice President, AI Acceleration, Product and Design, entered into a stock trading plan designed to comply with Rule 10b5-1 under the Exchange Act. Under the terms of the plan, Mr. Danker is scheduled to sell an aggregate of 109,976 shares of common stock (less shares withheld for taxes upon vesting of such shares) in trades scheduled in January and August 2026. The plan will terminate on August 25, 2026.
On September 22, 2025, Donna Morris, Executive Vice President and Chief People Officer, entered into a stock trading plan designed to comply with Rule 10b5-1 under the Exchange Act. Under the terms of the plan, Ms. Morris is scheduled to sell, subject to a specified minimum stock price threshold, an aggregate of 148,665 shares of common stock (less shares withheld for taxes upon vesting of such shares) in trades scheduled beginning in January 2026. The plan will terminate on the earlier of (i) July 13, 2026 or (ii) the sale of all applicable shares under the plan.
Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934
Section 13(r) of the Exchange Act, requires an issuer to disclose certain information in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings with individuals or entities subject to specific U.S. economic sanctions during the reporting period.
As previously disclosed, the Company has identified transactions in South Africa between Builders, which specializes in retail home improvement and construction materials and is a division of its subsidiary Massmart Retail (Pty) Ltd. ("Massmart"), and a customer that appears to be the Embassy of Iran in Pretoria, South Africa (the "Embassy"). In August 2025, the Company had multiple ordinary retail sales transactions to the Embassy of general construction materials valued at approximately $85.
During a review of Massmart business customers following discovery of the above transactions, the Company also identified transactions between Makro, a separate division of Massmart, and an individual apparently purchasing on behalf of the Embassy. From April 2019 through October 1, 2025, the Company had multiple ordinary retail sales transactions with this individual valued at approximately $74,000, including approximately $3,500 during the fiscal quarter ended October 31, 2025.
We are unable to accurately calculate the net profit attributable to these sales transactions, but it would be significantly less than the gross sales amount. The Company does not plan to continue selling to the Embassy or this individual.

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
•changes or modifications in tariff rates, exemptions therefrom or the imposition of new tariffs or new taxes on imports;
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
•the amount of inventory shrinkage Walmart experiences;
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

Exhibit 3.2	Amended and Restated Bylaws of the Company dated November 10, 2022 are incorporated herein by reference to Exhibit 3.1 to the Report on Form 8-K filed by the Company on November 16, 2022

Exhibit 10.1*	Retirement Agreement between the Company and Doug McMillon dated November 13, 2025

Exhibit 10.2*	Form of Walmart Inc. Stock Incentive Plan of 2025 Global Restricted Stock Notification of Award and Terms and Conditions of Award

Exhibit 10.3*	Form of Walmart Inc. Stock Incentive Plan of 2025 Global Share-Settled Performance-Based Restricted Stock Unit Notification of Award and Terms and Conditions of Award

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 99.1*	Non-MDL Opioid-Related Litigation Case Citations

Exhibit 101.INS*	Inline XBRL Instance Document

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2025, formatted in Inline XBRL (included in Exhibit 101)

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALMART INC.

Date: December 3, 2025	By:	/s/ C. Douglas McMillon
C. Douglas McMillon President and Chief Executive Officer (Principal Executive Officer)

Date: December 3, 2025	By:	/s/ John David Rainey
John David Rainey Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: December 3, 2025	By:	/s/ David M. Chojnowski
David M. Chojnowski Senior Vice President and Controller (Principal Accounting Officer)