Form 10-K
period 2026-01-31
Walmart Inc.
filed 2026-03-13
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2026, or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 001-06991.
 ___________________________________________

Walmart Inc.
(Exact name of registrant as specified in its charter)
___________________________________________

Delaware		71-0415188
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

1 Customer Drive		72716
Bentonville,	AR
(Address of principal executive offices)		(Zip Code)
Registrant's telephone number, including area code: (479) 273-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	WMT	The Nasdaq Stock Market LLC
2.550% Notes due 2026	WMT26	The Nasdaq Stock Market LLC
1.050% Notes due 2026	WMT26A	The Nasdaq Stock Market LLC
1.500% Notes due 2028	WMT28C	The Nasdaq Stock Market LLC
4.875% Notes due 2029	WMT29B	The Nasdaq Stock Market LLC
5.750% Notes due 2030	WMT30B	The Nasdaq Stock Market LLC
1.800% Notes due 2031	WMT31A	The Nasdaq Stock Market LLC
5.625% Notes due 2034	WMT34	The Nasdaq Stock Market LLC
5.250% Notes due 2035	WMT35A	The Nasdaq Stock Market LLC
4.875% Notes due 2039	WMT39	The Nasdaq Stock Market LLC
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
Yes  ☐    No  ☒
As of July 31, 2025, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant, based on the closing sale price of those shares on the New York Stock Exchange reported on July 31, 2025, was $391,703,475,732. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers (as defined in Rule 3b-7 under the Exchange Act) and the beneficial owners of 5% or more of the registrant's outstanding common stock are the affiliates of the registrant.
The registrant had 7,972,402,501 shares of common stock outstanding as of March 11, 2026.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held June 4, 2026 (the "Proxy Statement")	Part III

Walmart Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2026

WALMART INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2026
All references in this Annual Report on Form 10-K, the information incorporated into this Annual Report on Form 10-K by reference to information in the Proxy Statement of Walmart Inc. for its Annual Shareholders' Meeting to be held on June 4, 2026 and in the exhibits to this Annual Report on Form 10-K to "Walmart Inc.," "Walmart," "the Company," "our Company," "we," "us" and "our" are to the Delaware corporation named "Walmart Inc." and, except where expressly noted otherwise or the context otherwise requires, that corporation's consolidated subsidiaries.
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
•changes or modifications in tariff rates, exemptions therefrom or the imposition of new tariffs or new taxes on imports, and changes or modifications in trade restrictions or the imposition of new trade restrictions;
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
•our increasing investments in eCommerce, technology (including the use of artificial intelligence "AI"), automation, supply chain, new stores and clubs as well as remodels and other omnichannel customer initiatives, such as same day pickup and delivery;
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
•the effect of adverse decisions in, or settlement of, litigation or other proceedings or investigations to which we are subject, and the liabilities, obligations and expenses, if any, that we may incur in connection therewith, including expenses pertaining to general liability claims, for which we self-insure;
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
General
Walmart Inc. ("Walmart," the "Company" or "we") is a people-led, technology-powered omnichannel retailer dedicated to helping people around the world save money and live better by providing the opportunity to shop in both retail stores and through eCommerce, and to access our other service offerings. Through innovation, we strive to continuously improve a customer-centric experience that seamlessly integrates our eCommerce and retail stores in an omnichannel offering that saves time for our customers. Each week, we serve approximately 280 million customers who visit more than 10,900 stores in 19 countries and through our numerous eCommerce websites and mobile applications.
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
Our operations comprise three reportable segments: Walmart U.S., Walmart International and Sam's Club U.S. Our fiscal year ends on January 31 for our United States ("U.S.") and Canadian operations. We consolidate all other operations generally using a one-month lag and on a calendar year basis. Our discussion is as of, and for the fiscal years ended, January 31, 2026 ("fiscal 2026"), January 31, 2025 ("fiscal 2025") and January 31, 2024 ("fiscal 2024"). During fiscal 2026, we generated total revenues of $713.2 billion, which primarily comprised net sales of $706.4 billion.
We maintain our principal offices in Bentonville, Arkansas. Our common stock trades on the Nasdaq Global Select Market under the symbol "WMT."
The Development of Our Company
The businesses conducted by our founders began in 1945 when Sam M. Walton opened a franchise Ben Franklin variety store in Newport, Arkansas. In 1946, his brother, James L. Walton, opened a similar store in Versailles, Missouri. Until 1962, our founders' business was devoted entirely to the operation of variety stores, at which time we began to open discount stores. We completed our initial public offering in 1970. In 1983, we opened our first Sam's Club, and in 1988, we opened our first supercenter. In 1998, we opened our first Walmart Neighborhood Market. In 1991, we began our first international initiative when we entered into a joint venture in Mexico and, as of January 31, 2026, our Walmart International segment conducted business in 18 countries.
In 1996, we began our first eCommerce initiative by creating both walmart.com and samsclub.com. Since then, our eCommerce presence has continued to grow. In 2007, leveraging our physical stores, walmart.com launched its Site-to-Store service, enabling customers to make a purchase online and pick up merchandise in stores. Today, customers can access pickup or delivery services at over 8,400 locations globally, reflecting our ability to leverage our store and club footprint to expand customer access. In 2018, we expanded our eCommerce and digital presence through acquisitions with our majority stakes in Flipkart and PhonePe in India. We continue to heavily invest in omnichannel and eCommerce innovation, as well as supply chain capabilities, which enables us to leverage technology, talent and expertise, and expand our assortment and service offerings, including through the integration of advanced technologies such as AI.
We are enhancing our omnichannel capabilities through a combination of stores, eCommerce websites, mobile applications and service offerings, as well as our supply chain, combined with approximately 2.1 million associates as of January 31, 2026, to better serve our customers. Our strategies increasingly include the use of AI-powered tools to support customer and member-facing experiences, associate productivity and operational efficiency across our ecosystem. Together, these elements produce a global retail ecosystem that we believe allows customers to view Walmart as their primary retail destination. As we execute on our strategy globally, our business continues to expand through offerings such as membership, advertising, marketplace and fulfillment services, and financial services. These offerings represent mutually reinforcing pieces of our omnichannel model centered on our customers around the world who are increasingly seeking convenience.
Information About Our Segments
We are engaged in global operations of retail, wholesale and other units, as well as eCommerce, located throughout the U.S., Africa, Canada, Central America, Chile, China, India and Mexico. Our operations are conducted in three reportable segments: Walmart U.S., Walmart International and Sam's Club U.S., which are further described below. Each segment contributes to the Company's operating results differently. However, each has generally maintained a consistent contribution rate to the Company's net sales in recent years other than minor changes to the contribution rate for the Walmart International segment due to fluctuations in currency exchange rates. Additional information on our operating segments and geographic information is contained in Note 11 to our Consolidated Financial Statements.

Walmart U.S. Segment
Walmart U.S. is our largest segment and operates 4,611 stores in the U.S., including in all 50 states, Washington D.C. and Puerto Rico. Walmart U.S. is a mass merchandiser of consumer products, operating under the "Walmart" and "Walmart Neighborhood Market" brands, as well as walmart.com and the Walmart mobile application. Walmart U.S. had net sales of $483.0 billion for fiscal 2026, representing 68% of our fiscal 2026 consolidated net sales, and had net sales of $462.4 billion and $441.8 billion for fiscal 2025 and 2024, respectively.
Omnichannel. Walmart U.S. provides a convenient and seamless omnichannel experience to customers, integrating retail stores and eCommerce. Substantially all our stores provide same-day pickup and delivery, offering expedited delivery options that enable us to reach customers faster and in the ways they prefer, including in-home delivery and digital pharmacy fulfillment. Our Walmart+ membership offering provides enhanced omnichannel shopping benefits including unlimited free shipping on eligible items with no order minimum, unlimited delivery from store, fuel discounts, mobile Scan & Go and access to additional member benefits.
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
Brand name merchandise represents a significant portion of the merchandise sold in Walmart U.S. We also market lines of merchandise under our private brands, including brands such as: "Athletic Works," "bettergoods," "Equate," "Free Assembly," "Freshness Guaranteed," "George," "Great Value," "Holiday Time," "Hyper Tough," "Joyspun," "Kid Connection," "Mainstays," "Marketside," "No Boundaries," "onn.," "Ozark Trail," "Parent's Choice," "Sam's Choice," "Scoop," "Spring Valley," "Time and Tru," "Way to Celebrate" and "Wonder Nation." The Company also markets lines of merchandise under licensed brands, some of which include: "Avia," "Better Homes & Gardens," "Sofia Jeans by Sofia Vergara" and "The Pioneer Woman."
Other offerings in the Walmart U.S. business include advertising solutions for brands and online marketplace sellers, supply chain and fulfillment capabilities to online marketplace sellers, and data analytics and insights for suppliers and brands. Additional offerings include fuel, financial services and related products such as money orders, prepaid access, money transfers, check cashing, bill payment and certain types of installment lending.
Walmart International Segment
Walmart International is our second largest segment and operates 5,743 stores across 18 countries outside of the U.S. Walmart International operates through our wholly-owned subsidiaries in Canada, Chile, China, and Africa (which includes Botswana, Eswatini, Lesotho, Malawi, Mozambique, Namibia, South Africa and Zambia), and our majority-owned subsidiaries in India, as well as Mexico and Central America (which includes Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua).
Walmart International includes numerous formats divided into two major categories: retail and wholesale. These categories consist of many formats, including: supercenters, supermarkets, warehouse clubs (including our membership-only Sam's Club format) and cash and carry, as well as eCommerce through websites and mobile applications, including walmart.com.mx, walmart.ca, flipkart.com, PhonePe, samclub.cn and other sites. Walmart International had net sales of $130.4 billion for fiscal 2026, representing 19% of our fiscal 2026 consolidated net sales, and had net sales of $121.9 billion and $114.6 billion for fiscal 2025 and 2024, respectively.
Walmart International's purpose is to help millions of customers and members save money and live better every day by leveraging our global ecosystem and deep local expertise to provide access to affordable products and services. In addition, we share what we learn in our markets to help the enterprise innovate and grow even faster. We are deliberate about where and how we choose to operate to best enable long-term, sustainable and profitable growth.

Omnichannel. Walmart International provides a convenient and seamless omnichannel experience to customers, integrating retail stores and eCommerce, such as through our pickup and delivery services from approximately 3,300 locations across all of our markets, including same-day and expedited delivery options across our markets. We continue to expand our marketplace offerings, which further enhances our fulfillment and advertising services.
Merchandise and Other Offerings. The merchandising strategy for Walmart International is similar to that of our operations in the U.S. in terms of the breadth and scope of merchandise offered for sale. While brand name merchandise accounts for a majority of our sales, we have both leveraged U.S. private brands and developed market specific private brands to serve our customers with high quality, low priced items. Along with the private brands we market globally, such as "Equate," "George," "Great Value," "Holiday Time," "Mainstays," "Marketside," "Member's Mark" and "Parent's Choice," our international markets have developed market specific brands including "Aurrera" and "Lider." In addition, we have developed and continue to grow our relationships with regional and local suppliers in each market to ensure reliable sources of quality merchandise that is equal to national brands at low prices. Consistent with its strategy, Walmart International continues to build mutually reinforcing businesses in areas such as advertising, marketplace and fulfillment services, financial services and healthcare.
Sam's Club U.S. Segment
Sam's Club U.S. is a membership-only warehouse club that operates 601 clubs in 44 states in the U.S. and Puerto Rico and also operates samsclub.com and the Sam's Club mobile application. Sam's Club U.S. had net sales of $93.0 billion for fiscal 2026, representing 13% of our consolidated fiscal 2026 net sales, and had net sales of $90.2 billion and $86.2 billion for fiscal 2025 and 2024, respectively. As a membership-only club, membership income is a significant component of the segment's operating income.
Membership. The following two membership tiers are available: Club membership for a $50 annual fee and Plus membership for a $110 annual fee. All memberships include a spouse/household card at no additional cost, and members may purchase add-on memberships for $45 each, subject to tier-based limits. Club members are eligible for free curbside pickup, and Plus members receive additional benefits including free delivery-from-club and free shipping on orders of $50 or greater, exclusive discounts and convenience offers, and the ability to shop before regular shopping hours. Members may also earn Sam's Cash rewards on qualifying purchases that can be redeemed for cash, used for purchases, or used to pay membership fees.
Omnichannel. Sam's Club U.S. provides a fast and seamless omnichannel experience to members, integrating physical clubs and eCommerce. Club-fulfilled curbside pickup and delivery provides fast and convenient ways to shop for members; Scan & Go mobile checkout and payment solution allows members to bypass the checkout line; and Just Go provides members with a friction-free exit experience.
Merchandise and Other Offerings. Sam's Club U.S. offers merchandise in the following four merchandise categories:
•Grocery consists of dairy, meat, bakery, deli, produce, dry, chilled or frozen packaged foods, alcoholic and nonalcoholic beverages, floral, snack foods, candy, other grocery items, as well as consumables such as health and beauty aids, protein and nutrition, paper goods, laundry and home care, baby care, pet supplies and other consumable items;
•General merchandise includes:
◦Home, hardlines and seasonal items (such as home improvement, outdoor living, gardening, furniture, apparel, jewelry, tools and power equipment, housewares, toys and mattresses); and
◦Technology and entertainment items (such as consumer electronics and accessories, software, video games, office supplies, appliances and third-party gift cards).
•Health and wellness includes pharmacy, optical and hearing services, and over-the-counter drugs; and
•Fuel and other categories.
Periodically, revisions are made to the categorization of the components comprising our strategic merchandise units. When revisions are made, the previous periods' presentation is adjusted to maintain comparability.
Within the categories above, the Sam's Club Member's Mark private label brand offers premium-quality, "Made Without" products across a wide range of categories at competitive, value-driven prices, designed to meet the needs of members. We continue to expand its assortment to reinforce Sam's Club value proposition to our members.
Other offerings in the Sam's Club U.S. business include advertising solutions for brands as well as operational insights and analytics for suppliers. Additional offerings include tire and battery installation services, photo and tech assistance, home and auto solutions, and certain financial services and related products.

Additional Information About Our Business
Competition. We compete with brick and mortar, eCommerce and omnichannel retailers operating discount, department, retail and wholesale grocery, drug, dollar, variety and specialty stores, supermarkets, supercenter-type stores, membership-only warehouse clubs, gasoline stations and social commerce platforms, as well as companies that offer services in digital advertising, fulfillment and delivery services, health and wellness and financial services. Our ability to develop and effectively operate different formats at the right locations and to deliver a customer-centric omnichannel experience largely determines our competitive position in the retail industry within the markets where we operate. Each of these landscapes is highly competitive and rapidly evolving, and new business models and the entry of new, well-funded competitors continue to intensify this competition. Some of our competitors have longer histories in these lines of business, more customers and greater brand recognition. They may be able to obtain more favorable terms from suppliers and business partners and to devote greater resources to the development of these businesses. In addition, for eCommerce and other internet-based businesses, newer or smaller businesses may be better able to innovate and compete with us.
We compete in a variety of ways, including the prices at which we sell our merchandise, merchandise and selection availability, services offered to customers, the quality of the products and services we offer, location, store and club hours, on-site amenities, the shopping convenience and overall shopping experience we offer, the attractiveness and ease of use of our digital platforms, cost and speed of and options for delivery to customers of merchandise purchased through our digital platforms or through our omnichannel integration of our physical and digital operations. We employ many strategies and programs designed to meet competitive pressures within our industry, which increasingly incorporate the use of AI-powered tools. These strategies include the following:
•EDLP: our pricing philosophy under which we price items at everyday low prices so our customers trust that our prices will not change under frequent promotional activity;
•EDLC: everyday low cost is our commitment to control expenses so our cost savings can be passed along to our customers;
•Omnichannel offerings such as pickup and delivery, all of which enhance convenience and seek to serve customers in the ways they want to be served;
•Expanding our ecosystem and the products and services we offer in areas such as digital advertising, marketplace and fulfillment services, health and wellness, and financial services to provide our customers a broader set of offerings to meet expanding needs;
•Opening new stores and clubs, as well as remodeling existing locations, to enhance the customer experience, support omnichannel capabilities, and strengthen our physical footprint in existing and new markets; and
•Investing in technology, automation, and our associates to deliver growth, expand operating margins and improve returns.
Seasonal Aspects of Operations. Our business is seasonal to a certain extent and varies by country due to different national and religious holidays, festivals and customs, as well as different weather patterns. Historically, our highest sales volume for each segment has occurred in the fourth quarter of our fiscal year.
Suppliers, Supply Chain and Distribution. As a retailer and warehouse club operator, we utilize a global supply chain that includes both U.S. and international suppliers from whom we purchase the merchandise that we sell in our stores, clubs and online. In many instances, we purchase merchandise from producers located near the stores and clubs in which such merchandise will be sold, particularly perishable items. Consistent with applicable laws, we offer our suppliers the opportunity to efficiently sell significant quantities of their products to us. These relationships enable us to obtain pricing that reflects the volume, certainty and cost-effectiveness these arrangements provide to such suppliers, which in turn enables us to provide low prices to our customers. Our suppliers are subject to standards of conduct, including requirements that they comply with local labor laws, local worker safety laws and other applicable laws. Our ability to acquire from our suppliers the assortment and volume of products we wish to offer to our customers, to receive those products within the required time through our supply chain and to distribute those products to our stores and clubs, determines, along with other supply chain logistics matters (such as containers or port access for example), in part, our in-stock levels in our stores and clubs and the attractiveness of our merchandise assortment we offer to our customers and members.
We continue to invest in supply chain automation and our fulfillment and delivery capabilities to better serve our customers. In the U.S., we utilize a network of 192 distribution facilities located strategically throughout the country using a combination of our private truck fleet as well as contracting with common carriers. During fiscal 2026, we began combining the Sam's Club U.S. supply chain function with Walmart U.S. to streamline operations and leverage our enterprise systems and infrastructure over time. Outside the U.S., we utilize a total of 179 distribution facilities strategically located in Africa, Canada, Central America, Chile, China, India and Mexico, which process and distribute both imported and domestic products to where our customers live. For fiscal 2026, the majority of our purchases of store and club merchandise were shipped through these facilities, while most of the remaining merchandise we purchased was shipped directly from suppliers to our stores and clubs. As an omnichannel retailer, we ship merchandise purchased by customers on our eCommerce platforms by a number of methods from multiple locations, including leveraging our network of stores and clubs to fulfill and deliver customer orders, as well as shipping directly from eCommerce fulfillment centers and other distribution facilities.

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
Our Shared Value Priorities
As part of our purpose to help people save money and live better, we seek to operate our business in a way that creates shared value. We believe we maximize long-term value and competitive advantage by delivering for stakeholders, customers, associates, shareholders, suppliers, partners and communities. Addressing their needs strengthens our business by building trust, creating opportunity, managing cost and risk, developing future capabilities and reinforcing the systems on which we rely.
We prioritize stakeholder issues with the greatest potential to create long-term shared value – those most relevant to our business, important to stakeholder trust and where Walmart can make a meaningful impact.
•Opportunity. Expanding economic opportunity for associates, suppliers and communities helps us attract and retain talent, meet customer needs and strengthen resilience. As described further below, our workforce strategy focuses on preparing our workforce for the future by aligning skills with evolving business needs and investing in career pathways and learning. We also support supplier growth through development programs and sourcing from a diverse mix of local and global suppliers.
•Sustainability. Walmart's sustainability efforts focus on enhancing the resilience of our operations and product value chains to enhance surety of supply, catalyze innovation and growth, maintain everyday low cost and build stakeholder trust. Our priorities include reducing greenhouse gas emissions, regenerating natural resources, reducing product and packaging waste and supporting people who work in supply chains through responsible sourcing and the creation of economic opportunity.
•Community. We serve customers globally through our omnichannel model and contribute to community vitality by providing quality jobs and training, investing in local suppliers, supporting causes important to customers and associates and assisting communities during crises and natural disasters.
•Ethics and Integrity. We foster trust by promoting ethics and compliance, maintaining strong governance and oversight, engaging responsibly in public policy, using data and technology responsibly and respecting human rights.
We report periodically on these priorities through environmental, social and governance disclosures on our corporate website, which are not incorporated by reference into this Annual Report on Form 10-K or incorporated by reference into any of our other filings with the SEC.
Human Capital Management
As Walmart grows, the way we attract, develop and reward talent – and design how work gets done – evolves alongside our business. Our business is focused on serving people and this is delivered by our approximately 2.1 million associates around the world with approximately 1.6 million associates in the U.S. and approximately 0.5 million associates internationally. In the U.S., approximately 92% of our associates are hourly and approximately 68% of our associates are full-time. Our workforce strategy reflects our commitment to creating a future-ready workforce, supporting associate growth, and fostering a culture where associates can thrive.
Workforce Strategy and Enablement. Our workforce strategy focuses on aligning our organizational structure, talent capabilities and technology investments with the evolving needs of the business, including development of a digitally skilled, AI-enabled workforce. This includes preparing associates for new roles, technologies and ways of working, as well as deploying digital tools that support associate effectiveness, engagement and performance. As part of this effort, we are making everyday work simpler and more meaningful by reshaping roles to emphasize uniquely human strengths such as creativity and leadership and identifying areas where AI can automate repetitive tasks.
We are committed to maintaining fair and competitive workforce practices as we evolve how work gets done. We regularly review our workforce practices to support consistency, accountability and long-term sustainability, and we maintain a performance-based culture where associates are rewarded based on meaningful factors such as qualifications, experience, performance and the work they do.

Associate Growth and Development. Investment in associate growth and development supports skill-building, leadership development and overall business performance. Development programs are designed to meet both individual and business needs, offering multiple career pathways and learning opportunities across roles, levels and geographies. Our development approach focuses on building leadership, technical and professional capabilities and equipping associates with the skills required for a changing environment. This includes company‑wide AI learning pathways and certifications designed to meet associates where they are.
Internal career mobility is an important component of our talent model. Approximately 75% of U.S. salaried store, club and supply chain management associates began their careers in hourly positions, reflecting long‑term advancement opportunities within the Company.
Development is further supported through targeted programs such as Walmart Academy, which provides training in retail skills, leadership and well‑being, along with Live Better U, which offers eligible associates access to high school diplomas, certificates, skills credentials and college degrees that are aligned to business needs and in-demand roles.
By investing in development, career mobility and skills, we strengthen our associate value proposition and support a workforce capable of adapting as our business evolves.
Associate Experience and Engagement. Our efforts focus on supporting associate well-being, listening and a culture of belonging. We prioritize the financial, physical and mental well-being of our associates by offering competitive wages and a broad range of benefits designed to meet the diverse needs of our global workforce and their eligible dependents. In the U.S., these benefits include a 401(k) match, Associate Stock Purchase Plan match, associate discounts, predictable scheduling practices, paid time off, life insurance, medical coverage (for most plans, this includes no-cost virtual care and no-cost centers of excellence program for certain complex conditions), behavioral health services, family building benefits, maternity leave and paid parental leave for full-time associates.
We focus on creating a workplace where associates feel seen, supported and connected, and where they can perform at their best. Associate perspectives help shape the workplace through listening channels such as in-person dialogue, leadership visits and listening sessions, associate engagement surveys, pulse surveys and always-on confidential reporting mechanisms, including Open Door and ethics processes.
Walmart's culture is grounded in our core value of "Respect the Individual," and we believe in fostering a culture where everyone belongs—for associates and for driving business success. When associates feel valued for who they are, engagement deepens and associates are empowered to better serve our customers and members while delivering innovative solutions for our business. As part of our commitment to accountability and transparency, we publish workforce representation data and provide recurring updates to senior leadership, including our President and CEO, and to members of our Board of Directors.
Additional information about our associates and our investments in them can be found on our corporate website, which are not incorporated by reference into this Annual Report on Form 10-K or incorporated by reference into any of our other filings with the SEC. Certain information relating to retirement-related benefits we provide to our associates is included in Note 10 to our Consolidated Financial Statements.
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

Name	Business Experience	Current Position Held Since	Age
Daniel J. Bartlett	Executive Vice President, Corporate Affairs, effective June 2013. From November 2007 to June 2013, he served as Chief Executive Officer and President of U.S. Operations at Hill & Knowlton, Inc., a public relations company.	2013	54

Seth Dallaire	Executive Vice President and Chief Growth Officer, effective February 2026. From October 2024 to February 2026, he served as Executive Vice President and Chief Growth Officer, Walmart U.S. From November 2021 to October 2024, he served as Executive Vice President and Chief Revenue Officer, Walmart U.S. From November 2019 to November 2021 he served as Chief Revenue Officer at Instacart.	2026	55

Daniel Danker	Executive Vice President, AI Acceleration, Product and Design, effective August 2025. From March 2021 to August 2025, he worked at Instacart in various roles, including most recently, Chief Product Officer and Head of Online Grocery. From July 2018 to March 2021, he worked at Uber in various roles, including most recently Head of Product, Uber Eats.	2025	45

John Furner	President and Chief Executive Officer, effective February 2026. From November 2019 to February 2026, he served as Executive Vice President, President and Chief Executive Officer, Walmart U.S.	2026	51

David Guggina	Executive Vice President, President and Chief Executive Officer, Walmart U.S., effective February 2026. From January 2025 to February 2026, he served as Executive Vice President and Chief eCommerce Officer, Walmart U.S. From November 2022 to January 2025, he served as Executive Vice President, Supply Chain, Walmart U.S. From April 2021 to November 2022, he served as Senior Vice President, Innovation and Automation, Walmart U.S. From December 2019 to April 2021, he served as Senior Vice President, Product and Engineering, Walmart U.S.	2026	40

Suresh Kumar	Executive Vice President, Global Chief Technology Officer and Chief Development Officer, effective July 2019. From February 2018 until June 2019, Mr. Kumar was Vice President and General Manager at Google LLC.	2019	61

Dwayne Milum	Senior Vice President and Controller, effective February 2026. From April 2022 to February 2026, he served as Senior Vice President and Chief Audit Executive. From October 2016 to April 2022, he served as Vice President and Controller for Walmart International.	2026	50

Donna Morris	Executive Vice President, Global People, and Chief People Officer, effective February 2020. From April 2002 to January 2020, she worked at Adobe Inc. in various roles, including most recently, Chief Human Resources Officer and Executive Vice President, Employee Experience.	2020	58

Christopher Nicholas	Executive Vice President, President and Chief Executive Officer, Walmart International, effective February 2026. From September 2023 to February 2026 he served as Executive Vice President, President and Chief Executive Officer, Sam's Club U.S. From October 2021 to September 2023, he served as Executive Vice President, Chief Operating Officer, Walmart U.S. From February 2021 to October 2021, he served as Executive Vice President, Chief Financial Officer Walmart U.S. From January 2020 to February 2021, he served as Executive Vice President, Chief Financial Officer Walmart International.	2026	49

John David Rainey	Executive Vice President and Chief Financial Officer, effective June 2022. From September 2015 to June 2022, he served as Chief Financial Officer and Executive Vice President, Global Customer Operations for PayPal Holdings, Inc.	2022	55

Latriece Watkins	Executive Vice President, President and Chief Executive Officer, Sam's Club U.S., effective February 2026. From May 2023 to February 2026, she served as Executive Vice President and Chief Merchandising Officer, Walmart U.S.. From December 2020 to May 2023, she served as Executive Vice President, Consumables, Walmart U.S.	2026	51

ITEM 1A.	RISK FACTORS
The risks described below could, in ways we may or may not be able to accurately predict, materially and adversely affect our business, results of operations, financial position and liquidity. Our business operations could also be affected by additional factors that apply to all companies operating in the U.S. and globally. The following risk factors do not identify all risks that we may face. The disclosures below reflect our beliefs and opinions as to risk factors that could materially and adversely affect our business operations and our securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such risk factors have occurred in the past or their likelihood of occurring in the future.
Strategic Risks
Failure to successfully execute our omnichannel strategy and the cost of our investments in eCommerce and technology may materially adversely affect our market position, net sales and financial performance.
The retail business continues to rapidly evolve with consumers embracing the digital shopping experience and expecting a robust online marketplace of goods available for purchase and delivery. As a result, the portion of total consumer expenditures with retailers and wholesale clubs occurring through digital platforms is increasing and the pace of this increase could continue to accelerate.
Our strategy, which includes investments in eCommerce, technology, AI, talent, supply chain automation and enhancements, advertising, acquisitions, joint ventures, new store and club openings and remodels and other customer initiatives, may not adequately or effectively allow us to continue to grow our omnichannel business offerings, increase comparable sales or maintain or grow our overall market position. The success of this strategy will depend in large measure on our ability to continue building and delivering a seamless omnichannel shopping experience and interconnected ecosystem for our customers that deepens and maintains our relationships with our customers across our various businesses and partnerships. Customers are using digital means, including websites, captive and third-party digital applications, social media, and emerging agentic platforms to shop with us and our competitors and to do comparison shopping, and we use these digital means along with digital advertising, text messages and email to interact with our customers and enhance their shopping experience.
The success of this strategy is further subject to the related risks discussed in this Item 1A. With the interconnected components of this enterprise strategy and an increasing allocation of capital expenditures focused on these initiatives, changes in customer or member perceptions about our reputation in general, or our failure to successfully execute on individual components of this strategy may adversely affect our market position, net sales and financial performance, which could also result in impairment charges to intangible assets or other long-lived assets. In addition, a greater concentration of eCommerce sales, including increasing online grocery sales and the increasing role of AI-enabled platforms in product search, discovery, advertising and purchasing, could result in a reduction in the amount of traffic in our stores and clubs, which would, in turn, reduce the opportunities for cross-store or cross-club sales of merchandise that such traffic creates and could reduce our sales within our stores and clubs and materially adversely affect our financial performance.
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
It is difficult to predict consistently and successfully the products and services our customers will demand and changes in their shopping patterns, tastes and preferences. The success of our business depends in part on how accurately we predict consumer demand, availability of merchandise, the related impact on the demand for existing products and services and the competitive environment. Our business is dependent on our ability to make critical decisions and predictions with respect to merchandise categories that quickly respond to changing consumer spending patterns, tastes and preferences, and any incorrect calculations by us may result in lower sales, spoilage and inventory markdowns, which could adversely impact our results of operations. Our ability to predict and adapt to changing tastes and preferences depends on many factors, including obtaining accurate and relevant data on customer preferences, emphasizing relevant merchandise categories, effectively managing our inventory levels, implementing competitive and effective pricing and promotion strategies. Price transparency, assortment of products, customer experience, convenience, ease and the speed and cost of shipping are of primary importance to customers and continue to increase in importance, particularly as a result of digital tools, social media, and emerging agentic tools available to consumers and the choices available to consumers for purchasing products. In addition, to remain competitive, we must continue to develop, integrate and scale digital tools, including AI-powered search and discovery platforms and capabilities, useful interfaces and other marketing tools such as third-party recommendation engines, paid search and mobile applications. We must continue to preserve our reputation, which is impacted by public perceptions and customer experiences. It may be difficult to address negative publicity across media channels, regardless of whether it is accurate. Negative incidents, including the loss of merchandise as a result of shrink or theft, ineffective use or misuse of AI technologies, inaccurate, biased or otherwise flawed

AI search and discovery results, or a data breach as a result of a cyberattack could quickly erode trust and confidence in our business and could result in customer dissatisfaction, consumer boycotts, workforce unrest and government investigations. These incidents may involve us, our vendors that handle our data or personal information, our workforce or others with whom we do business, including third-party service providers and independent contractors. Societal expectations, preferences, trends and political expression are ever-changing and we try to adapt, evolve and maintain a balance that meets the acceptance of our customers, members, associates, shareholders, suppliers and other stakeholders, but we may not always move as quickly or in the direction that various competing interests desire or demand, which could impact our reputation. For instance, strong opinions continue to be publicly expressed both for and against various social and environmental initiatives and positions taken by many corporations, including Walmart, are tracked, monitored and subject to heightened scrutiny from consumers, investors, advocacy groups and public figures, potentially leading to consumer boycotts, negative publicity campaigns, litigation and reputational harm. Negative reputational incidents or negative perceptions of us could adversely impact our business and results of operations, including through lower sales, the termination of business relationships and negative impacts to associate retention and recruiting efforts. Moreover, failure to adequately predict customer demand and consumer spending patterns or otherwise optimize and operate our distribution and fulfillment centers could result in excess or insufficient inventory, service interruptions and increased costs, any of which could significantly harm our business. As we continue to add new fulfillment centers, our fulfillment and technology networks become increasingly complex and operating them in a way that effectively meets consumer demands continues to be challenging. There can be no assurance that we will be able to operate our networks effectively.
We face strong competition from other retailers, wholesale club operators, omnichannel retailers and other businesses which could materially adversely affect our financial performance.
Each of our segments competes for customers, employees, digital prominence, products and services and in other important aspects of its business with many other local, regional, national and global physical, eCommerce and omnichannel retailers, social commerce platforms, wholesale club operators and retail intermediaries, and emerging agentic shopping tools and platforms, as well as companies that offer services in digital advertising, data analytics/insights, fulfillment and delivery services, health and wellness and financial services. The omnichannel retail landscape is highly competitive and rapidly evolving, and the entry of new, well-funded competitors, or more rapid development of AI capabilities and agentic tools by these competitors to enhance productivity and the shopping experience, may increase competitive pressures. In addition, for eCommerce and other internet-based businesses, newer or smaller businesses may be better able to innovate and compete with us.
We compete in a variety of ways, including the prices at which we sell our merchandise, merchandise selection and availability, services offered to customers, location, store hours, in-store amenities, the shopping convenience and overall shopping experience we offer, the attractiveness and ease of use of our digital platforms, quality and accessibility of data for customers, suppliers, and associates, and cost, speed of and options for accurate delivery to customers of merchandise purchased through our digital platforms or through our omnichannel integration of our physical and digital operations.
A failure to respond effectively to these competitive pressures and changes in the retail and other markets in which we operate, omnichannel innovations and omnichannel ecosystems developed by our competitors or delays or failure in execution of our strategy could materially adversely affect our financial performance. See "Item 1. Business" above for additional discussion of the competitive landscape of our business.
Further, the protection of our proprietary rights, including our trademarks, copyrights, domain names, patents and trade secrets, is important to our business. Effective protection of our proprietary rights may not be available in every jurisdiction in which we offer our products and services, and we may not be able to prevent or deter third parties from infringing or misappropriating our intellectual property, or ensure that third parties will not independently develop equivalent or superior intellectual property rights, which could affect our ability to maintain a competitive advantage and adversely impact our business.
Certain segments of the retail industry are undergoing consolidation or substantially reducing operations, whether due to bankruptcy, economics or other factors. Such consolidation, or other business combinations or alliances, competitive omnichannel ecosystems or reductions in operations may result in competitors with improved financial resources, improved access to merchandise, greater market penetration and other improvements in their competitive positions. Such business combinations or alliances could allow these companies to provide a wider variety of products and services at competitive prices, which could adversely affect our financial performance.
General or macro-economic factors, both domestically and internationally, may materially adversely affect our financial performance.
General economic conditions and other economic factors, globally or in one or more of the markets we serve, may adversely affect our financial performance. Higher interest rates, higher prices of petroleum products, including crude oil, natural gas, gasoline and diesel fuel, increased costs for electricity and other energy, weakness in the housing market, inflation, deflation, increased costs of essential services, such as medical care and utilities, higher levels of unemployment, decreases in GDP and consumer purchasing power (including from reductions resulting from changes to government programs), unavailability of consumer credit, higher consumer debt levels, changes in consumer spending and shopping patterns, fluctuations in currency exchange rates, higher tax rates, imposition of new taxes or other changes in tax laws, changes in healthcare laws, other regulatory changes, the imposition of export and import restrictions, tariffs, trade barriers or other measures that create barriers to or increase the costs associated with international trade, overall economic slowdown or recession and other economic factors in the U.S., or in any of the other markets in which we operate, could adversely affect consumer demand for the products and services we sell in the U.S. or such other markets, change the mix of products we sell to any one or more markets with a lower average gross margin, cause a slowdown in discretionary purchases of goods, adversely affect our net sales, growth rates, operating income and result in slower inventory turnover and greater markdowns of inventory, or otherwise materially adversely affect our operations and operating results and could result in impairment charges to intangible assets, goodwill or other long-lived assets.
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
We may enter into strategic alliances and other business relationships in the countries in which we have existing operations or in other markets to expand our business. These arrangements may not generate the level of sales or profitability we anticipate when entering into the arrangement or may otherwise adversely impact our business and competitive position relative to the results we could have achieved in the absence of such alliance. In addition, any investment we make in connection with a strategic alliance, business relationship or in certain of our divested markets, could materially adversely affect our financial performance.
Operational Risks
Global or regional health pandemics or epidemics could negatively impact our business, financial position and results of operations.
The emergence, severity, magnitude and duration of global or regional pandemics, epidemics or other health crises are uncertain and difficult to predict. A pandemic, epidemic or contagious disease outbreak that affects humans or the food supply, such as the avian flu impact on poultry and egg production could impact our business operations, demand for our products and services, in-stock positions, costs of doing business, access to inventory, supply chain operations, ability to predict future performance, exposure to litigation and financial performance, among other things. In the event of any global or regional health crisis, customer demand for certain products may fluctuate, customer behaviors may change and consumer disposable income could be negatively impacted, which may challenge our ability to anticipate and/or adjust inventory levels to meet that demand. These risks and their impacts are difficult to predict and could otherwise disrupt and adversely affect our operations and our financial performance.
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
Natural disasters and weather conditions, which may include hurricanes, tropical storms, typhoons, floods, wildfires, cyclones, tornadoes, winter storms, droughts, extreme temperatures, could have a material adverse effect on our operations and financial performance, and a changing climate could exacerbate certain of these events and conditions. Moreover, geopolitical tensions or events such as war; civil unrest (including theft, looting or vandalism); terrorist attacks; acts of violence, including active shooter situations (such as those that have occurred in our U.S. stores); or similar disruptions in countries or regions in which our suppliers operate or through which goods are transported could materially adversely affect our operations and financial performance. Protecting the safety of our associates, including our senior leaders, is critical to preventing business disruption and executing on our business strategies and objectives.
The occurrence of these events could result in immediate and longer-term impacts on our operations, including physical damage or loss of properties, the closure of stores, clubs and distribution or fulfillment centers, limited operating hours, workforce shortages and challenges in labor availability, the inability of customers and associates to reach or have transportation to our stores and clubs affected by such events, the evacuation of the populace from areas in which our stores, clubs and distribution and fulfillment centers are located, the unavailability of our digital platforms to our customers, and changes in the purchasing patterns of consumers (including the frequency of visits by consumers to physical retail locations, whether as a result of limitations on large gatherings, travel and movement limitations or otherwise). These events could also lead to temporary or long-term disruption in our supply chains, including by disrupting or delaying the delivery of goods to our distribution and fulfillment centers, stores and customers, negatively impacting consumers' disposable income; reducing the availability of products in our stores; increasing the costs of procuring products; increasing transportation costs (whether due to fuel prices, fuel supply or otherwise); disrupting critical infrastructure systems, banking systems, utility services or energy availability to our stores, clubs and our facilities; and disrupting communications with our stores, clubs and our other facilities.
We bear the majority of the costs associated with adaptation and the risk of losses incurred as a result of physical damage to, or destruction of, any stores, clubs, distribution or fulfillment centers and transportation vehicles and equipment; theft, loss or spoilage of inventory; and business interruption caused by such events. These events and their impacts could otherwise disrupt and adversely affect our operations and could materially adversely affect our financial performance. Moreover, our operations in the U.S. comprise a significant portion of our financial and operational performance. Therefore, any of the above matters that uniquely impact or are specifically concentrated in the U.S. could materially adversely affect our financial condition, results of operations or cash flows.
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
We are exposed to a number of risks in our relationships with our suppliers, many of which are beyond our control, and which could adversely impact our operations and financial performance. These risks include political and economic instability, as well as other impactful events and circumstances in the countries and regions in which our suppliers are located, goods are manufactured and located, and through which goods are transported; the financial instability of suppliers; suppliers not having the financial ability or capacity to fulfill their indemnification obligations to us if called upon, thereby exposing us to the full cost of risks and claims; suppliers' failure to meet our terms and conditions or our supplier standards (including our responsible sourcing standards); labor problems experienced by our suppliers and their manufacturers; the availability of raw materials to suppliers; extreme weather events impacting the growing, manufacturing, mining and harvesting of commodities and products; merchandise safety and quality issues; disruption or delay in the transportation of merchandise from the suppliers and manufacturers to our stores, clubs and other facilities, including as a result of extreme weather or labor slowdowns; currency exchange rates; transport availability and cost; transport security; and inflation.
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
Given the number of individual transactions we have each year, it is crucial that we maintain uninterrupted operation of our business-critical information systems. Our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, ransomware, worms, other malicious computer programs, denial-of-service attacks, security incidents and breaches from a variety of threat actors, including both cybercriminals and nation state-sponsored actors and catastrophic events noted above in this Item 1A. The availability of our information systems and the integrity of data are essential to our business operations, including the processing of transactions, management of our associates, facilities, logistics, inventories, physical stores and clubs and our online operations. Our information systems are not fully redundant and our disaster recovery planning cannot account for all eventualities. If our systems are damaged, breached, attacked, interrupted or otherwise cease to function properly, we may have to make a significant investment to repair or replace them, and may experience loss or corruption of data as well as suffer interruptions in our business operations in the interim. Any interruption to the availability of our information systems or corruption of our data may have a material adverse effect on our business or results of operations. In addition, the cost of securing our systems against failure or attack is considerable, and increases in these costs, particularly in the wake of a breach or failure, could be significant.
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
If the technology-based systems that give our customers the ability to shop with us online and enable us to deliver products and services do not function effectively, or keep pace with similar offerings of our competitors, our operating results, as well as our ability to grow our omnichannel business globally, could be materially adversely affected.
As noted above, customers are using digital means, including websites, captive and third-party digital applications, social media, and emerging agentic platforms to shop with us and our competitors and to do comparison shopping, and we use these digital means along with digital advertising, text messages and email to interact with our customers and enhance their shopping experience. As a part of our omnichannel sales strategy, we offer various pickup, delivery and shipping programs including options where many products available for purchase online can be picked up by the customer or member at a local Walmart store or Sam's Club, which provides additional customer traffic at such stores and clubs. Omnichannel retailing is a rapidly evolving part of the retail industry and of our operations around the world, and we continue to make investments in supply chain automation and enhancements to support our omnichannel strategy. We must anticipate and meet our customers' changing expectations while adjusting for technology investments and developments in our competitors' operations through focusing on the building and delivery of a seamless shopping experience across all channels by each operating segment, and structuring these offerings in a manner that allows us to maintain a direct relationship with our customers. We continue to invest in AI to enhance our customers' shopping experience and our associate work experience and to improve efficiencies of our supply chain, operations, management functions and talent recruitment and development; however, these are evolving technologies, there are inherent operational and legal complexities associated with implementation of these technologies within our business, and there can be no assurance that these investments will deliver the anticipated benefits, or that we will be able to adopt and leverage these technologies as quickly or effectively as our competitors. When integrating and introducing AI technologies into our platforms, processes and systems, we may be exposed to new or expanded liabilities and risks due to elevated governmental scrutiny and monitoring, litigation, data privacy risks and compliance issues in a disparate and at times conflicting regulatory environment, all of which could negatively affect our financial performance and business reputation.
Some of the various technology systems and services on which we rely are provided and managed by an increasing number of third-party service providers. To the extent either our or such other third-party systems and services do not perform or function as anticipated, whether because of an inherent flaw in the technology, faulty implementation or a cybersecurity incident, such failure can significantly interfere with our ability to meet our customers' changing expectations. Any disruption or failure on our part to provide attractive, user-friendly and secure digital platforms that offer a wide assortment of merchandise and services at competitive prices and with low cost and rapid delivery options and that continually meet the changing expectations of online shoppers and developments in online, digital, and agentic merchandising and related technology in a cost-efficient manner could place us at a competitive disadvantage, result in the loss of eCommerce and other sales, harm our reputation with customers, have a material adverse impact on the growth of our eCommerce business globally and have a material adverse impact on our business and results of operations.
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
Like most retailers, we process in our information systems personal information and/or payment information about our customers and members, and we also process information concerning our associates and vendors. In addition, our health and wellness business operations and third-party service providers who handle information on our behalf store and maintain protected health information. We also collect certain consumer data, which is stored digitally and used to conduct and facilitate our businesses. We utilize third-party service providers for a variety of reasons, including, without limitation, for digital storage technology, compute capacity, medical record documentation, content delivery to customers and members, back-office support and other functions. Such providers may have access to information we hold about our customers, members, associates, business partners or vendors. In addition, our eCommerce operations depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments.
Cyber threats are rapidly evolving and those threats and the means for disrupting or obtaining access to information systems or information stored in digital and other storage media are becoming increasingly sophisticated and frequent, and in some cases, they may lead to successful attacks. Unauthorized activities directed against information systems and devices, whether our own or those of our third-party service providers and vendors, have resulted in cybersecurity incidents, including malware, ransomware, denial of service attacks or phishing incidents. We expect that our information systems and those of our third-party service providers, vendors and suppliers will continue to experience such attacks in the future, which could include disruptions to our supply chain system. Cyberattacks and threat actors can be sponsored by particular nation-states, or be the work of sophisticated criminal organizations, insiders (including our associates or contractors) or third parties, each with a wide range of motives and expertise. We and the businesses with which we interact have experienced and continue to experience incidents and threats to data and information systems. These incidents and threats have included and are likely to continue to include both random and targeted cyberattacks, computer viruses, phishing incidents, worms, bot attacks, ransomware or other destructive or disruptive software and attempts to misappropriate customer information, including credit card and payment information, and cause system failures and disruptions. The use of remote work infrastructure in recent years has also increased the possible attack surfaces to be exploited. Our logging capabilities, or the logging capabilities of third parties, are also not always complete or sufficiently detailed, affecting our ability to fully investigate and understand the scope of security events. Continued advancements and increased use of AI have intensified existing cybersecurity risks by enabling faster and more automated attack techniques, lowering the barrier to creating sophisticated threats, and further compressing the time in which we must detect and respond to potential threats. Advances in AI are also creating novel categories of cyber threats in which attackers use AI systems to autonomously conduct reconnaissance, generate and tailor exploit code, harvest credentials, craft highly convincing social‑engineering content, and execute large‑scale intrusion or extortion campaigns with minimal human involvement. As noted above, some of our information systems and those of our third-party service providers have experienced cybersecurity incidents or breaches, including during fiscal 2026, and, although to date they have not had a material adverse effect on our operating results or business, there can be no assurance of a similar result in the future.
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
We also have compliance obligations associated with privacy laws enacted to protect and regulate the collection, use, retention, disclosure and transfer of personal information, which include liability for security and privacy breaches. A growing patchwork of AI laws and targeted privacy and consumer protection statutes may also create varying obligations around notice, customer rights and appeals, data minimization, restrictions on sensitive data, targeted advertising and certain forms of profiling, and these requirements continue to evolve. Among other obligations, breaches may trigger obligations under U.S. federal and state laws and laws in certain other countries to notify affected individuals, government agencies and the media. Consequently, cybersecurity incidents that result in a data breach or our failure to comply with such laws could subject us to fines, sanctions and other legal liability and harm our reputation.
Changes in third-party reimbursements and contracts, type, or scope of offerings of our health and wellness business could adversely affect our overall results of operations, cash flows and liquidity.
We have retail pharmacy operations in our Walmart U.S. and Sam's Club U.S. segments across the U.S. and in various of our international markets such as Canada and Mexico.
A large majority of our retail pharmacy net sales are generated by filling prescriptions for which we receive payment through established contractual relationships with third-party payers and payment administrators, such as private insurers, governmental agencies and pharmacy benefit managers ("PBMs"). Our retail pharmacy operations are subject to numerous risks, including: reductions in the third-party reimbursement rates for drugs; changes in our payer mix (i.e., shifts in the relative distribution of our pharmacy customers across drug insurance plans and programs toward plans and programs with less favorable reimbursement terms); changes in third-party payer drug formularies (i.e., the schedule of prescription drugs approved for reimbursement or which otherwise receive preferential coverage treatment); growth in, and our participation in or exclusion from, pharmacy payer network arrangements, including exclusive and preferred pharmacy network arrangements operated by PBMs and/or any insurance plan or program; increases in the prices we pay for brand name and generic prescription drugs we sell; increases in the administrative burdens associated with seeking third-party reimbursement; changes in the frequency with which new brand name pharmaceuticals become available to consumers; introduction of lower cost generic drugs as substitutes for existing brand name drugs for which there was no prior generic drug competition; changes in drug mix (i.e., the relative distribution of drugs customers purchase at our pharmacies between brands and generics); changes in the health insurance market generally; increased governmental focus on reducing drug prices including most favored nation pricing policies, maximum fair price negotiations, and direct-to-consumer pharmacy delivery models; changes in the scope of or the elimination of Medicare Part D or Medicaid drug programs; increased competition from other retail pharmacy operations including competitors offering online retail pharmacy options and/or home delivery options; further consolidation and strategic alliances among third-party payers, PBMs or purchasers of drugs; overall economic conditions and the ability of our pharmacy customers to pay for drugs prescribed for them to the extent the costs are not reimbursed by a third-party; failure to meet any performance or incentive thresholds to which our level of third-party reimbursement may be subject; changes in laws or regulations or the practices of third-party payers and PBMs related to the use of third-party financial assistance to assist our pharmacy customers with paying for drugs prescribed for them; and any additional changes in the state or federal regulatory environment for the retail pharmacy industry and the pharmaceutical industry, including as a result of health reform efforts and other changes to or novel interpretations of existing state or federal laws, rules and regulations that affect our retail pharmacy business.

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
During fiscal 2026, our Walmart International operations generated approximately 19% of our consolidated net sales. Walmart International's operations in various countries also source goods and services from other countries. Our future operating results in these countries could be negatively affected by a variety of factors, most of which are beyond our control. These factors include political conditions, including political instability, local and global economic conditions; legal and regulatory constraints, such as regulation of product and service offerings including regulatory restrictions (such as foreign ownership restrictions) on eCommerce and retail operations in international markets, such as in India; restrictive governmental actions, such as trade protection measures or nationalization; antitrust and competition law regulatory matters, such as those underway in Canada, Mexico and India (relating to our Flipkart subsidiary); local product safety and environmental laws; tax regulations; local labor laws; anti-money laundering laws and regulations; trade policies; foreign exchange or currency regulations; laws and regulations regarding consumer and data protection; and other matters in any of the countries or regions in which we operate, now or in the future.
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
In fiscal 2026, our Walmart U.S. and Sam's Club U.S. operating segments generated approximately 82% of our consolidated net sales. A significant portion of the general merchandise we sell in our U.S. stores and clubs is manufactured in other countries. Significant changes in tax and trade policies, including tariffs, trade barriers, other restrictions on the exportation and importation of goods and government regulations affecting trade between the U.S. and other countries where we source many of the products we sell can impact, and have impacted, our business and profit margins, including through increases in the costs at which we purchase merchandise and the prices at which we sell such merchandise to our customers, and the costs we incur in pursuing our strategic initiatives, including those set forth under the headings Strategic Risks and Operational Risks above in this Item 1A. If we are unable to successfully manage the various impacts that changes in these tax and trade policies have on our business, our results of operations and financial performance could be impacted. We experienced the impacts noted above during fiscal 2026 as a result of incremental import tariffs. We expect the dynamic tariff environment to continue, including in fiscal 2027, and cannot predict with certainty the future impact that this environment will have on our results of operations or financial performance, which could be material.
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
In addition, legislatures and taxing authorities in many jurisdictions in which we operate may enact changes to, or seek to enforce novel interpretations of, existing tax laws, including both temporary and permanent measures. For example, the Organization for Economic Cooperation and Development (the "OECD") and other countries (including countries in which we operate) have committed to enacting substantial changes to numerous long-standing tax principles impacting taxation of large multinational enterprises. In particular, the OECD's Global Minimum Tax (Pillar Two) has become effective in many jurisdictions where we operate and continues to evolve through ongoing legislative and administrative guidance. These rules are complex, and may require significant data, systems and process changes to comply. The impact of these developments, as well as other changes in domestic and international tax laws and regulations could have a material effect on our cash taxes, affect our effective tax rate and increase our compliance, audit and controversy costs, any of which could materially adversely affect our financial performance.
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
Additionally, through various financial service partners and our OnePay fintech venture, we offer various services such as money transfers, digital payment platforms, bill payment, money orders, check cashing, prepaid access, co-branded credit cards, limited access to cryptocurrency and equity investment products, installment lending and earned wage access. These products and services require us to comply with legal and regulatory requirements, including those intended to help detect and prevent fraud and other illicit activity, the sale and custody of equity and cryptocurrency products, privacy, information security, anti-money laundering and sanctions regimes and consumer protection under U.S. state and federal laws and regulations, as well as those of certain other countries. Failure to comply with these laws and regulations could result in fines, sanctions, penalties and harm to our reputation. Increased U.S. regulation of non-bank financial institutions may also result in additional requirements and scrutiny of certain financial services we offer.
We are also governed by foreign, national and state laws and regulations of general applicability, including laws and regulations related to competition and antitrust matters; protection of the environment and health and safety matters, including exposure to, and the management and disposal of, hazardous substances; food and drug safety, including drug supply chain security requirements; consumer protection, and safety, including the availability, sale, price label accuracy, membership subscription and cancellation; advertisement and promotion of products we sell and the financial services we offer (including through our digital channels, stores and clubs, as well as our OnePay fintech venture); anti-money laundering prohibitions; consumer financial protection laws; economic, trade and other sanctions matters; licensure, including supply chain logistics licensure, certification and enrollment with government programs; cross border data transfer; data privacy, cybersecurity, sharing and interoperability of data and use of AI technology; working conditions, workplace health and safety, equal employment opportunity, worker classification, employee benefit and other labor and employment matters; and health and wellness related regulations for our pharmacy and optometry operations. Failure to meet these requirements could affect the profitability of our business activities; limit our ability to pursue business opportunities or conduct business in certain jurisdictions; require changes to business practices or governance or alter our relationships with our customers, partners and other third parties, including our ability to continue certain relationships in Mexico, India or other international jurisdictions; result in increased costs related to regulatory oversight and compliance, litigation-related settlements, judgments or expenses, restitution to customers or the imposition of fines or monetary penalties.
Governmental and societal attention to social and environmental matters, including expanding mandatory and voluntary reporting diligence, and disclosure topics such as climate change, sustainability (including with respect to our supply chain), natural resources, waste reduction, energy, human capital and risk oversight could change the nature, scope and complexity of matters that we are required to control, assess and report.
Data privacy and protection laws or customer expectations relating to the collection, use, retention, disclosure, transfer and processing of personal information continue to undergo a rapid transformation in the U.S. and non-U.S. jurisdictions. State laws, such as the California Consumer Privacy Act ("CCPA"), in a number of states that have become effective, or will soon be effective, have created a substantially more complex regulatory regime associated with data-handling practices. Moreover, other laws and regulations related to data-handling and privacy that apply to our business, such as the Illinois Biometric Information Privacy Act, the European Union's General Data Protection Regulation ("GDPR"), the United Kingdom's General Data Protection Regulation (which implements the GDPR into U.K. law), China's Personal Information Protection Act ("PIPL"), and similar legislation in Quebec, Canada further increase the compliance obligations of our business. Certain of these laws have required us to modify our data processing practices and policies and to incur substantial costs and expenses to comply, which we anticipate will continue in the future. These and other privacy and cybersecurity laws may carry significant potential damages and civil penalties for noncompliance. These administrative fines are discretionary and based, in each case, on a multi-factored approach. Further, PIPL raises the requirements for processing personal information and requires our China business to undergo a cybersecurity assessment and obtain approval from the Cyberspace Administration of China ("CAC") as well as consent from the personal information owner before personal information collected in China may be transferred to, or accessed from, outside of China. We obtained CAC approval in September 2023 and are required to reapply by August 2026. We have made changes, and we may in the future make additional adjustments to our business practices, to comply with the personal information protection laws and regulations in China as they evolve. Residents in jurisdictions with comprehensive privacy laws generally have rights to access, correct and require deletion of their personal information, opt out of certain personal information sharing and selling, receive detailed information about how their personal information is used and may have a private right of action for data breaches. Furthermore, our marketing and customer engagement activities are subject to communications privacy laws such as the Telephone Consumer Protection Act. We may be subject to penalties and other consequences for noncompliance, including being required to change some portions of our business. Even an unsuccessful challenge by customer or regulatory authorities of our activities could result in adverse publicity, impact our reputation and could require a costly response from and defense by us.
The impact of new laws, regulations and policies and the related interpretations, as well as changes in enforcement practices or regulatory scrutiny as to existing laws and regulations (including, but not limited to, in the U.S., shifting enforcement priorities for existing antitrust, competition and pricing laws (including new or expanded laws relating to dynamic and algorithmic pricing), use and disposal of plastics, recycled plastics or other packaging materials, social and environmental initiatives, consumer protection and AI technology, as well as proposed new rules and regulations) generally cannot be predicted, and changes in applicable laws, regulations and policies and the related interpretations and enforcement practices of existing laws and regulations may require extensive system and operational changes, be difficult to implement, increase our operating costs, require significant capital expenditures, adversely impact the cost or attractiveness of the products or services we offer, or result in adverse publicity and harm our reputation. If we fail to predict or respond adequately to changes, including by implementing strategic and operational initiatives, or do not respond as effectively as our competitors, our business, operations and financial performance may be adversely affected.
VIZIO Holding Corp. and its subsidiaries (collectively "VIZIO") are subject to a stipulated order with the Federal Trade Commission and the New Jersey Attorney General until 2037 that requires VIZIO to comply with specified obligations related to VIZIO's collection and use of certain consumer data and information collected from a VIZIO internet-connected device. These requirements apply to certain VIZIO entities and all other persons in active concert or participation with them. If we fail to comply with the terms of the order, we may face additional regulatory action, penalties or monetary fines, any of which could have a substantial negative impact on our business, operations and financial performance.
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

We are subject to risks related to litigation claims, and other legal proceedings that may materially adversely affect our results of operations, financial position and liquidity.
We operate globally in a highly regulated and litigious environment. We are or may be involved in legal proceedings, including litigation, arbitration and other claims, investigations, inspections, audits, claims, inquiries and similar actions by pharmacy, healthcare, tax, consumer protection, employment, environmental and other governmental authorities as well as private individuals. We may also be involved in legal proceedings brought by regulatory authorities, organizations and individuals relating to products, product claims or product packaging, including that such products or packaging are made of plastic, do not meet required safety standards, contain PFAS or other chemicals, are not appropriately disposed, contain incorrect weight or measurement, or contain misrepresentations about country of origin or assembly, recyclability, compostability, biodegradability or reusability. We may also have indemnification obligations for legal commitments of certain business customers we contract with and businesses we have divested. Legal proceedings, in general, and securities, derivative actions, class and representative actions and multi-district litigation, in particular, can be expensive and disruptive. Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. For example, we are increasingly named as a defendant in cases that allege novel theories of personal injury or economic loss from consumer products, including multidistrict litigation relating to acetaminophen and baby food. We are a defendant in a number of cases containing class, representative or collective action allegations in which the plaintiffs have brought claims under federal, state and local wage and hour and employment laws, as well as a number of cases containing class-action allegations in which the plaintiffs have brought claims under federal and state competition and consumer protection laws. We cannot provide any assurance as to the scope and outcome of these matters and no assurance that our business, financial position, results of operations or cash flows will not be materially adversely affected.
We are increasingly named as a defendant in cases that involve allegations relating to the retail prices charged to customers and costs we negotiate with suppliers. These cases include purported class actions under federal and state antitrust and competition, consumer protection and related laws brought by customers, retailers and others, including cases related to our wholesale purchase and retail sale of batteries and soft drinks. We cannot provide any assurance as to the scope and outcome of these matters and no assurance that our business, financial position, results of operations or cash flows will not be materially adversely affected.
Claims for insurance-related liabilities, such as workers' compensation, general liability, auto liability, product liability and certain employee-related healthcare benefits, are funded predominantly through self-insurance. Insurance coverage is maintained for certain risks to limit exposures arising from significant losses. The types and amounts of insurance may vary from time to time based on our risk-management strategy, risk tolerance, regulatory requirements, market conditions and other factors. Significant claims or events, regulatory changes, a substantial rise in costs of health care or costs to maintain our insurance or the failure to maintain adequate insurance coverage could have an adverse impact on our financial condition and results of operations. Although we maintain specific coverages for catastrophic property losses, we still bear a significant portion of the risk of losses incurred as a result of any physical damage to, or the destruction of, any stores, warehouses, depots, manufacturing or home office facilities, loss or spoilage of inventory, and business interruption. Such losses could materially impact our cash flows and results of operations.
For specific details and information on certain claims and litigation matters to which we are party and that could impact our business, financial position, results of operations or cash flows, see the disclosures set forth below under the caption "Item 3. Legal Proceedings" and in Note 9 in the "Notes to our Consolidated Financial Statements," which are part of this Annual Report on Form 10-K.
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

Not satisfying stakeholder expectations with respect to our social and environmental efforts could adversely affect our reputation or subject us to regulatory or litigation risk.
We strive to deliver shared value through our business, although stakeholder expectations continue to evolve and are not uniform, and our diverse stakeholders expect us to make significant progress in certain areas. We have established, and may continue to establish, various goals and initiatives on certain matters, including with respect to climate change, waste, packaging, plastic usage and other topics. We periodically publish information about our shared value priorities, strategies, progress and challenges through our online social and environmental reporting, which is not incorporated by reference into and does not form any part of this Annual Report on Form 10-K. Achievement of these aspirations and goals is subject to risks and uncertainties, many of which are outside of our control, and we cannot guarantee that we will achieve our goals or that our initiatives will achieve their desired results. Consequently, it is possible that we may fail, or be perceived to have failed, in the achievement of our social and environmental goals and certain customers, associates, shareholders, investors, suppliers, business partners, government agencies and non-governmental organizations might not be satisfied with our progress. Furthermore, federal, state and local regulatory authorities, private organizations and individuals may challenge our approach to social and environmental issues, including allegations that we failed in our efforts, should not have undertaken such efforts or that we improperly engaged with other entities in our approach to social and environmental issues. These challenges could involve administrative proceedings or litigation, including as class or mass actions. A failure or perceived failure to meet our goals or to otherwise meet evolving and diverse stakeholder expectations could adversely affect public perception of our business, associate morale or customer or shareholder support.

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
Management's role in assessing and managing material risks from cybersecurity threats
Our CISO leads Walmart's Information Security organization and has responsibility for overseeing our Company's cybersecurity program. To operationalize our program, we deploy multidisciplinary teams, including cybersecurity personnel and professionals, to address cybersecurity threats and respond to cybersecurity incidents, including for those recently acquired and non-wholly owned subsidiaries whose systems have not been fully integrated into Walmart's networks. Through ongoing engagement with these teams and certain third-party service providers, our CISO monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents. Cybersecurity incidents that reach established thresholds are reported to senior management and the Audit Committee and are analyzed for external reporting requirements.
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

ITEM 2.	PROPERTIES
As of January 31, 2026(1), information on our retail units for Walmart U.S., Sam's Club U.S. and Walmart International is summarized as follows:

	Total Retail Unit Count	Square Feet
		Total(2)	Minimum	Maximum	Average
Walmart U.S.
Supercenters	3,566	633,724	69,000	260,000	178,000
Discount Stores	351	36,609	30,000	206,000	104,000
Neighborhood Markets and other small formats(3)	694	28,375	28,000	65,000	42,000
Walmart U.S. Total	4,611	698,708
Sam's Club U.S.	601	80,502	94,000	168,000	134,000
U.S. Total	5,212	779,210

Walmart International(4)
Retail	5,398	236,214	1,400	186,000	29,000
Wholesale	345	41,405	25,000	202,000	86,000
Walmart International Total	5,743	277,619

Total Company	10,955	1,056,829
(1)Walmart International unit counts, with the exception of Canada, are as of December 31, 2025, to correspond with the balance sheet date of the related geographic market. Canada unit counts are as of January 31, 2026.
(2)Total square feet reported in thousands.
(3)Square feet for other small formats is excluded from the presentation of the minimum, maximum and average for Walmart U.S.
(4)Total square feet represents gross square feet, while the minimum, maximum and average square feet amounts represent retail unit selling area.
Owned and Leased Properties
The following table provides further details of our retail units and distribution facilities, including eCommerce fulfillment centers and return facilities, as of January 31, 2026(1):

	Owned	Leased(2)	Total
Retail Units
Walmart U.S. retail units	3,728	883	4,611
Sam's Club U.S. retail units	464	137	601
Walmart International retail units	1,486	4,257	5,743
Total retail units	5,678	5,277	10,955

Distribution Facilities
U.S. distribution facilities(3)	125	67	192
International distribution facilities	24	155	179
Total distribution facilities	149	222	371
(1)Walmart International properties, with the exception of Canada, are as of December 31, 2025, to correspond with the balance sheet date of the related geographic market. Canada unit counts are as of January 31, 2026.
(2)Includes distribution facilities which are third-party owned and operated.
(3)U.S. distribution facilities are utilized by both the Walmart U.S. and Sam's Club U.S. segments.
We own office facilities in Bentonville, Arkansas, that serve as our principal office and own and lease office facilities throughout the U.S. and internationally for operations as well as for field and market management. The land on which our stores are located is either owned or leased by the Company. Owned retail units on leased land are reflected as leased locations in the table above. We use independent contractors to construct our buildings. All store leases provide for annual rentals, some of which escalate during the original lease or provide for additional rent based on sales volume. Substantially all of the Company's store and club leases have renewal options, some of which include rent escalation clauses. For further information on our distribution network, see the caption "Distribution" under "Item 1. Business."

ITEM 3.	LEGAL PROCEEDINGS
I. SUPPLEMENTAL INFORMATION: The Company is involved in legal proceedings arising in the normal course of its business, including litigation, arbitration and other claims, and investigations, inspections, subpoenas, audits, claims, inquiries and similar actions by governmental authorities. We discuss certain legal proceedings in Note 9 to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data," which is captioned "Contingencies," under the sub-caption "Legal Proceedings." We refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought. We provide the following additional information concerning those legal proceedings, including the name of the lawsuit, the court in which the lawsuit is pending, and the date on which the petition commencing the lawsuit or appeal was filed, in addition to disclosure of certain other legal matters.
Opioid-Related Litigation: In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL") is pending in the U.S. District Court for the Northern District of Ohio and includes approximately 230 cases with claims against the Company as of March 6, 2026. In addition, the following 13 other opioid-related cases against the Company and its subsidiaries were pending in U.S. state and federal courts and Canadian courts as of March 6, 2026: Baby Doe 1, et al. v. Allergan Finances, LLC, et al., U.S. Dist. Ct., E.D. Tenn., 4/29/25; Marshall Cty. Bd. of Educ., et al. v. Cephalon, Inc., et al., U.S. Dist. Ct., N.D. W. Va., 10/28/24; Reiner v. CVS Pharm., Inc., et al., Nev. 5th Jud. Dist. Ct., Nye Cty., 2/26/24; Chaney v. CVS Pharm., Inc., et al., Ky. Cir. Ct., Perry Cty., 12/11/23; City of Grande Prairie, et al. v. Apotex Inc., et al., Alta. King's Bench Ct., Calgary Jud. Ctr., 4/27/23; Lac La Ronge Indian Band, et al. v. Apotex Inc., et al., Sask. King's Bench Ct., Prince Albert Jud. Ctr., 3/17/23; Commonwealth of Pennsylvania ex rel. Allegheny Cty. Dist. Att'y Stephen A. Zappala, Jr. v. CVS Ind., LLC, et al., Pa. Ct. Com. Pl., Delaware Cty., 8/8/22; Baby Doe, et al., ex rel. Their Guardian Ad Litem v. Endo Health Sols., Inc., et al., U.S. Dist. Ct., M.D. Tenn., 8/3/22; Paynter ex rel. Minor Child(ren) Z.N.B. v. McKesson Corp., et al., W. Va. Cir. Ct., Kanawha Cty., 3/28/22; Blankenship ex rel. Minor Child Z.D.B. v. McKesson Corp., et al., W. Va. Cir. Ct., Kanawha Cty., 1/14/22; Miss. Baptist Med. Ctr. Inc., et al. v. Amneal Pharm., LLC, et al., Miss. 1st Jud. Dist., Hinds Cty. Cir. Ct., 5/15/20; Dallas Cty. Hosp. Dist. d/b/a Parkland Health & Hosp. Sys., et al., v. Amneal Pharm., LLC, et al., Tex. Dist. Ct., 152nd Jud. Dist., Harris Cty., 11/20/19; Fla. Health Scis. Ctr., Inc., et al. v. Sackler, et al., Fla. Cir. Ct., 17th Jud. Cir., Broward Cty., 9/16/19.
DOJ Opioid Civil Litigation: United States of America v. Walmart Inc., et al., USDC, Dist. of DE, 12/22/20.
Settlement of Certain Opioid-Related Matters: As described in more detail in Note 9 to our Consolidated Financial Statements, the Company accrued a liability of approximately $3.3 billion in fiscal year 2023 for certain opioid-related settlements. As of January 31, 2025, all of the accrued liability has been paid.
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
Federal Trade Commission and State Attorneys General Driver Platform Litigation: Federal Trade Commission, et al. v. Walmart Inc., USDC, N.D. Cal., 2/26/26.
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
Market for Common Stock
Effective December 9, 2025, the principal market on which Walmart's common stock is listed has been the Nasdaq Global Select Market. Prior to December 9, 2025, Walmart's common stock was listed on the New York Stock Exchange. The common stock trades under the symbol "WMT."
Holders of Record of Common Stock
As of March 11, 2026, there were 185,190 holders of record of Walmart's common stock, although there is a much larger number of beneficial owners.
Stock Performance Chart
This graph compares the cumulative total shareholder return on Walmart's common stock during the five fiscal years ended through fiscal 2026 to the cumulative total returns on the S&P 500 Consumer Discretionary Distribution & Retailing Index and the S&P 500 Index. The comparison assumes $100 was invested on February 1, 2021 in shares of our common stock and in each of the indices shown and assumes all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
(Fiscal Years Ended January 31)
$300
$250
$200
$150
$100
$50
$0
2021
2022
2023
2024
2025
2026
Walmart Inc.
S&P 500 Index
S&P 500 Consumer Discretionary Distribution & Retailing Index

	Fiscal Years Ended January 31,
	2021	2022	2023	2024	2025	2026
Walmart Inc.	$100.00	$101.10	$105.67	$123.22	$222.20	$272.28
S&P 500 Index	100.00	123.29	113.16	136.72	172.78	201.03
S&P 500 Consumer Discretionary Distribution & Retailing Index	100.00	108.64	88.85	114.73	161.20	164.12
Issuer Repurchases of Equity Securities
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. Any repurchased shares are constructively retired and returned to an unissued status. All repurchases during fiscal 2026 were made under the $20.0 billion share repurchase program approved in November 2022, of which authorization for $4.0 billion of share repurchases remained as of January 31, 2026. In February 2026, the Board of Directors approved a new $30.0 billion share repurchase authorization, which has no expiration date or other restrictions limiting the period over which the Company can make repurchases, and beginning February 23, 2026, replaced the remaining capacity under the prior authorization.

Share repurchase activity under our share repurchase programs, on a trade date basis, for each month in the quarter ended January 31, 2026, was as follows:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid per Share (in dollars)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs(1) (in billions)
November 1-30, 2025	3,187,083	$104.48	3,187,083	$4.7
December 1-31, 2025	3,472,099	113.61	3,472,099	4.3
January 1-31, 2026	3,073,037	116.69	3,073,037	4.0
Total	9,732,219		9,732,219
(1)Represents the approximate dollar value of shares that could have been repurchased under the current plan at the end of the month.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
This discussion, which presents our results for the fiscal years ended January 31, 2026 ("fiscal 2026"), January 31, 2025 ("fiscal 2025") and January 31, 2024 ("fiscal 2024"), should be read in conjunction with our Consolidated Financial Statements and the accompanying notes. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period and the primary factors that accounted for those changes. We also discuss certain performance metrics that management uses to assess the Company's performance. Additionally, the discussion provides information about the financial results of each of the three segments of our business to provide a better understanding of how each of those segments and its results of operations affect the financial condition and results of operations of the Company as a whole.
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
Recent Developments, Macroeconomic Conditions and Potential Impacts
We expect continued uncertainty in our business and the global economy due to the following factors: tariffs and trade restrictions; inflationary trends; fluctuations in global currencies; swings in macroeconomic conditions and their effect on consumer confidence; changes in employment trends; volatility in fuel prices; and supply chain pressures, any of which may impact our results. While we operate in a highly dynamic tariff environment, less than one third of what we sell in the U.S. is imported, with most of our imports coming from China, Mexico, Vietnam, India and Canada. Information on certain risks, factors, and uncertainties that can affect our operating results and an investment in our securities can be found herein under "Item 1A. Risk Factors."
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
In July 2025, the One Big Beautiful Bill Act (the "OBBB Act") was enacted, introducing a series of corporate tax changes in the U.S., including 100% bonus depreciation on qualified property and full expensing for research and development expenditures. The impacts of the OBBB Act were not material to our income tax expense or effective tax rate. Certain provisions decreased cash taxes paid in fiscal 2026 and may change the timing of cash tax payments in future periods.
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
Comparable sales is a metric that indicates the performance of our existing stores and clubs by measuring the change in sales for such stores and clubs, including eCommerce sales, for a particular period over the corresponding period in the previous year. Walmart's definition of comparable sales includes sales from stores and clubs open for the previous 12 months, including remodels, relocations, expansions and conversions, as well as eCommerce sales. We measure the eCommerce sales impact by including all sales initiated digitally, including omnichannel transactions which are fulfilled through our stores and clubs as well as certain other business offerings that are part of our ecosystem, such as our advertising net sales. Comparable sales are also referred to as "same-store" sales by others within the retail industry. The method of calculating comparable sales varies across the retail industry. As a result, our calculation of comparable sales is not necessarily comparable to similarly titled measures reported by other companies.
Our discussion of our comparable sales below refers to our calendar comparable sales calculated using our fiscal calendar, which may result in differences when compared to comparable sales using the retail calendar (also known as the 4-5-4 calendar) as provided in our quarterly earnings releases. We report on comparable sales in the U.S. as we believe it is a meaningful metric within the context of the U.S. retail market where there is a single currency, one inflationary market and generally consistent store and club formats from year to year.
Calendar comparable sales, as well as the impact of fuel, for fiscal 2026 and 2025, were as follows:

	Fiscal Years Ended January 31,
	2026	2025	2026	2025
	With Fuel		Fuel Impact
Walmart U.S.	4.3%	4.8%	0.0%	(0.1)%
Sam's Club U.S.	2.9%	4.7%	(1.9)%	(1.5)%
Walmart U.S. comparable sales increased 4.3% and 4.8% in fiscal 2026 and 2025, respectively. Comparable sales in fiscal 2026 were driven by growth in average ticket and transactions, and also reflected growth in unit volumes and strength in all merchandise categories. Comparable sales in fiscal 2025 were driven by growth in transactions and unit volumes, with strong sales in grocery and health and wellness. Walmart U.S. eCommerce sales positively contributed approximately 4.3% and 2.9% to comparable sales for fiscal 2026 and 2025, respectively. This growth reflects continued strength in customer and Walmart+ member engagement with omnichannel offerings, and was primarily driven by store-fulfilled pickup and delivery.
Sam's Club U.S. comparable sales increased 2.9% and 4.7% in fiscal 2026 and 2025, respectively. For fiscal 2026, comparable sales were driven by growth in unit volumes and transactions, reflecting strong sales in grocery, health and wellness and general merchandise. For fiscal 2025, comparable sales were driven by growth in transactions and unit volumes, with strong sales in grocery and health and wellness. Additionally, fiscal 2026 and 2025 growth was partially offset by lower fuel sales, negatively impacting comparable sales by 1.9% and 1.5%, respectively, primarily due to lower fuel prices. Sam's Club U.S. eCommerce sales positively contributed approximately 3.3% and 2.3% to comparable sales for fiscal 2026 and 2025, respectively, which reflects continued strength in member engagement with omnichannel offerings.

Margin
Our objective of prioritizing margin focuses on growth with a focus on incremental margin accretion through a combination of productivity improvements as well as category and business mix. We invest in technology and process improvements to increase productivity, manage inventory and reduce costs and we operate with discipline by managing expenses and optimizing the efficiency of how we work. We measure operating discipline through expense leverage, which we define as net sales growing at a faster rate than operating, selling, general and administrative ("operating") expenses. Additionally, we focus on our mix of businesses, including expanding our ecosystem in higher margin areas, such as digital advertising. Our objective is to achieve operating income leverage, which we define as growing operating income at a faster rate than net sales.

	Fiscal Years Ended January 31,
(Amounts in millions, except unit counts)	2026	2025
Net sales	$706,413	$674,538
Percentage change from comparable period	4.7%	5.0%
Gross profit(1) as a percentage of net sales	24.2%	24.1%
Operating expenses as a percentage of net sales	20.9%	20.7%
Operating income	$29,825	$29,348
Operating income as a percentage of net sales	4.2%	4.4%
(1)Gross profit defined as net sales less cost of sales.
Gross profit as a percentage of net sales ("gross profit rate") increased 8 and 40 basis points for fiscal 2026 and 2025, respectively, when compared to the previous fiscal year. The increase in fiscal 2026 was primarily driven by the Walmart U.S. segment, due to disciplined inventory management, as well as growth in higher margin businesses globally. The increase in fiscal 2025 was primarily driven by the Walmart U.S. segment, due to managing prices aligned to our competitive historic price gaps, as well as growth in higher margin businesses globally. In both years, the increases were partially offset by mix shifts into lower margin merchandise categories across segments, as well as ongoing channel and format mix shifts in the Walmart International segment.
Operating expenses as a percentage of net sales increased 20 and 36 basis points for fiscal 2026 and 2025, respectively, when compared to the previous fiscal year. The increase for fiscal 2026 was primarily due to higher self-insured general liability claims expense in the U.S. of approximately $0.9 billion, influenced by rising costs to resolve claims across retail and related industries, a charge of $0.7 billion related to modification of certain share-based compensation arrangements for our PhonePe subsidiary and increased depreciation related to our capital investments. The increase for fiscal 2025 was primarily due to higher variable pay as a result of exceeding planned performance, increased marketing and higher depreciation expenses.
Operating income as a percentage of net sales decreased 13 basis points for fiscal 2026 and increased 15 basis points for fiscal 2025, respectively, primarily due to the factors described above and strong growth in membership income globally.
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
Our calculation of ROI is considered a non-GAAP financial measure because it uses financial measures that differ from those used in ROA, the most directly comparable GAAP financial measure. ROA is consolidated net income for the period divided by average total assets for the period. We define ROI as operating income plus interest income, depreciation and amortization, and rent expense for the trailing 12 months divided by average invested capital during the period. We consider average invested capital to be the average of our beginning and ending total assets, plus average accumulated depreciation and amortization, less average accounts payable and average accrued liabilities for that period. Although ROI is a standard financial measure, numerous methods exist for calculating a company's ROI. As a result, the method used by management to calculate our ROI may differ from the methods used by other companies to calculate their ROI.

The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2026	2025
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$22,270	$20,157
Denominator
Average total assets(1)	$272,746	$256,611
Return on assets (ROA)	8.2%	7.9%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$29,825	$29,348
+ Interest income	368	483
+ Depreciation and amortization	14,203	12,973
+ Rent	2,434	2,347
= ROI operating income	$46,830	$45,151

Denominator
Average total assets(1)	$272,746	$256,611
+ Average accumulated depreciation and amortization(1)	129,117	121,624
- Average accounts payable(1)	60,864	57,739
- Average accrued liabilities(1)	30,266	29,052
= Average invested capital	$310,733	$291,444
Return on investment (ROI)	15.1%	15.5%
(1)The average is calculated using the account balance at the end of the current and prior comparative periods.

	As of January 31,
	2026	2025	2024
Certain Balance Sheet Data
Total assets	$284,668	$260,823	$252,399
Accumulated depreciation and amortization	134,587	123,646	119,602
Accounts payable	63,061	58,666	56,812
Accrued liabilities	31,187	29,345	28,759
ROA was 8.2% and 7.9% for fiscal 2026 and 2025, respectively. The increase in ROA was primarily due to an increase in net income as a result of net increases in the fair value of our equity and other investments combined with higher operating income, offset by an increase in average total assets due to higher purchases of property and equipment. ROI was 15.1% and 15.5% for fiscal 2026 and 2025, respectively. The decrease in ROI was primarily due to an increase in average invested capital due to higher purchases of property and equipment. ROI benefited from increased operating income due to improved business performance, which was partially offset by the incremental non-cash share-based compensation charge at PhonePe as well as certain legal matters and other business restructuring charges.
Capital Allocation
Our strategy includes allocating the majority of our capital to higher-return areas focused on automation such as eCommerce, supply chain and store and club investments. The following table provides additional detail regarding our capital expenditures:

(Amounts in millions)	Fiscal Years Ended January 31,
Allocation of Capital Expenditures	2026	2025
Supply chain, customer-facing initiatives, technology and other	$16,468	$14,603
Store and club remodels	5,571	5,552
New stores and clubs, including expansions and relocations	1,406	450
Total U.S.	$23,445	$20,605
Walmart International	3,197	3,178
Total Capital Expenditures	$26,642	$23,783

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

	Fiscal Years Ended January 31,
(Amounts in millions)	2026	2025	2024
Net cash provided by operating activities	$41,565	$36,443	$35,726
Payments for property and equipment	(26,642)	(23,783)	(20,606)
Free cash flow	$14,923	$12,660	$15,120

Net cash used in investing activities(1)	$(26,350)	$(21,379)	$(21,287)
Net cash used in financing activities	(13,553)	(14,822)	(13,414)
(1)"Net cash used in investing activities" includes payments for property and equipment, which is also included in our computation of free cash flow.

The increase in net cash provided by operating activities in fiscal 2026 is primarily due to an increase in cash provided by operating income, lower cash tax payments and the timing of certain payments. Free cash flow for fiscal 2026 increased when compared to fiscal 2025 due to an increase in cash provided by operating income, lower cash tax payments and timing of certain payments, partially offset by an increase of $2.9 billion in capital expenditures to support our omnichannel growth strategy. Net cash provided by operating activities for fiscal 2025 increased when compared to fiscal 2024 primarily due to an increase in cash provided by operating income and lapping the payment of accrued opioid legal charges in the prior year, partially offset by increased inventory purchases. Free cash flow for fiscal 2025 decreased when compared to fiscal 2024 due to an increase of $3.2 billion in capital expenditures to support our omnichannel growth strategy, partially offset by the increase in net cash provided by operating activities described above.

Results of Operations
Consolidated Results of Operations

	Fiscal Years Ended January 31,
(Dollar amounts and retail square feet in millions)	2026	2025	2024
Net sales	$706,413	$674,538	$642,637
Percentage change from comparable period	4.7%	5.0%	6.1%
Membership and other income(1)	6,750	6,447	5,488
Total revenues	713,163	680,985	648,125
Percentage change from comparable period	4.7%	5.1%	6.0%
Gross profit(2)	171,018	162,785	152,495
Operating expenses(2)	147,943	139,884	130,971
Operating income	29,825	29,348	27,012
Other (gains) and losses	(2,075)	794	3,027
Consolidated net income	$22,270	$20,157	$16,270

Percentage of net sales
Gross profit	24.2%	24.1%	23.7%
Operating expenses	20.9%	20.7%	20.4%
Operating income	4.2%	4.4%	4.2%

Retail unit counts at period end	10,955	10,771	10,616
Retail square feet at period end	1,057	1,053	1,053
(1)Membership and other income includes membership fees and other items such as rental and tenant income, recycling income, gift card breakage income, as well as other income from corporate campus facilities.
(2)Gross profit is defined as net sales less cost of sales. Operating expenses refers to operating, selling, general and administrative expenses.
Our total revenues increased $32.2 billion or 4.7% and $32.9 billion or 5.1% for fiscal 2026 and 2025, respectively, when compared to the previous fiscal year. These increases in revenues were primarily due to increases in net sales, which increased $31.9 billion or 4.7% and $31.9 billion or 5.0% for fiscal 2026 and 2025, respectively, when compared to the previous fiscal year. The increases were primarily due to strong positive comparable sales across our U.S. segments and international markets. In fiscal 2026, growth was primarily driven by increases in average ticket and transactions, and also reflected growth in unit volumes, while fiscal 2025 growth was primarily driven by higher transactions and unit volumes. Both years include strength in eCommerce as well as strong sales in grocery and health and wellness, with fiscal 2026 also benefiting from improved sales in general merchandise. Net sales were negatively impacted by $2.8 billion and $3.2 billion of fluctuations in currency exchange rates during fiscal 2026 and 2025, respectively.
Membership and other income increased $0.3 billion and $1.0 billion for fiscal 2026 and 2025, respectively, primarily driven by growth in membership fee revenue globally, partially offset by decreases in certain other income items, including a reduction in recycling income in fiscal 2026.
Our gross profit rate increased 8 and 40 basis points for fiscal 2026 and 2025, respectively, when compared to the previous fiscal year. The increase in fiscal 2026 was primarily driven by the Walmart U.S. segment, due to disciplined inventory management, as well as growth in higher margin businesses globally. The increase in fiscal 2025 was primarily driven by the Walmart U.S. segment, due to managing prices aligned to our competitive historic price gaps, as well as growth in higher margin businesses globally. In both years, the increases were partially offset by mix shifts into lower margin merchandise categories across segments, as well as ongoing channel and format mix shifts in the Walmart International segment.
Our operating expenses as a percentage of net sales increased 20 and 36 basis points for fiscal 2026 and 2025, respectively, when compared to the previous fiscal year. The increase for fiscal 2026 was primarily due to higher self-insured general liability claims expense in the U.S. of approximately $0.9 billion, influenced by rising costs to resolve claims across retail and related industries, a charge of $0.7 billion related to modification of certain share-based compensation arrangements for our PhonePe subsidiary and increased depreciation related to our capital investments. The increase for fiscal 2025 was primarily due to higher variable pay as a result of exceeding planned performance, increased marketing and higher depreciation expenses.
Other gains and losses consist of certain non-operating items, such as changes in the fair value of our investments, which by their nature can fluctuate from period to period. Other gains and losses resulted in a net gain of $2.1 billion and a net loss of $0.8 billion in fiscal 2026 and 2025, respectively, primarily driven by changes in the fair value of our equity and other investments due to fluctuations in their underlying stock prices.

Our effective income tax rate was 24.4%, 23.4%, and 25.5% for fiscal 2026, 2025 and 2024, respectively. The increase in effective income tax rate in fiscal 2026 compared to fiscal 2025 is primarily due to the share-based compensation charge recorded at the Company's PhonePe subsidiary, which provided no tax benefit. The decrease in effective tax rate in fiscal 2025 compared to fiscal 2024 is primarily due to the tax impact on changes in fair value of our investments. Our effective income tax rate may also fluctuate as a result of various factors, including changes in our assessment of unrecognized tax benefits, valuation allowances, business operations, acquisitions, investments, entry into new businesses and geographies, intercompany transactions, changes in tax law, changes in the administrative practices, principles, and interpretations related to tax, and the mix and size of earnings among our U.S. operations and international operations, which are subject to statutory rates that are generally higher than the U.S. statutory rate. The reconciliation from the U.S. statutory rate to the effective income tax rates for fiscal 2026, 2025 and 2024 is provided in Note 8.
As a result of the factors discussed above, we reported $22.3 billion and $20.2 billion of consolidated net income for fiscal 2026 and 2025, respectively, which represent increases of $2.1 billion and $3.9 billion for fiscal 2026 and 2025, respectively, when compared to the previous fiscal year. Diluted net income per common share attributable to Walmart ("EPS") was $2.73, $2.41 and $1.91 for fiscal 2026, 2025 and 2024, respectively.
Walmart U.S. Segment

	Fiscal Years Ended January 31,
(Dollar amounts and retail square feet in millions)	2026	2025	2024
Net sales	$482,975	$462,415	$441,817
Net sales percentage change from comparable period	4.4%	4.7%	5.1%
Calendar comparable sales increase	4.3%	4.8%	5.5%
Membership and other income	2,624	2,594	1,985
Gross profit	132,615	125,964	118,254
Operating expenses	110,081	104,676	98,085
Operating income	$25,158	$23,882	$22,154

Percentage of net sales
Gross profit	27.5%	27.2%	26.8%
Operating expenses	22.8%	22.6%	22.2%
Operating income	5.2%	5.2%	5.0%

Retail unit counts at period end	4,611	4,605	4,615
Retail square feet at period end	699	698	699
Net sales for the Walmart U.S. segment increased $20.6 billion or 4.4% and $20.6 billion or 4.7% for fiscal 2026 and 2025, respectively, when compared to the previous fiscal year. The increases in net sales were primarily due to increases in comparable sales of 4.3% and 4.8% for fiscal 2026 and 2025, respectively. Comparable sales in fiscal 2026 were driven by growth in average ticket and transactions, and also reflected growth in unit volumes and strength in all merchandise categories. Comparable sales in fiscal 2025 were driven by growth in transactions and unit volumes, with strong sales in grocery and health and wellness. Walmart U.S. eCommerce sales positively contributed approximately 4.3% and 2.9% to comparable sales for fiscal 2026 and 2025, respectively. This growth reflects continued strength in customer and Walmart+ member engagement with omnichannel offerings, and was primarily driven by store-fulfilled pickup and delivery.
Membership and other income increased slightly for fiscal 2026 and increased $0.6 billion for fiscal 2025. In both years, the increases were primarily driven by double-digit growth in membership fee revenue from Walmart+. For fiscal 2026, the increase was partially offset by decreases in certain other income items, including a reduction in recycling income. Fiscal 2025 also benefited from higher recycling income compared to the previous fiscal year.
Gross profit rate increased 22 and 47 basis points for fiscal 2026 and 2025, respectively, when compared to the previous fiscal year. The increase for fiscal 2026 was primarily driven by disciplined inventory management and growth in higher margin businesses, partially offset by mix shifts into lower margin merchandise categories. The increase for fiscal 2025 was primarily due to managing prices aligned to our competitive historic price gaps and growth in higher margin businesses, partially offset by product mix shifts into lower margin categories.
Operating expenses as a percentage of segment net sales increased 15 and 44 basis points for fiscal 2026 and 2025, respectively, when compared to the previous fiscal year. The increase for fiscal 2026 was primarily due to higher self-insured general liability claims expense and increased depreciation related to our capital investments. For fiscal 2025, the increase was primarily due to increased marketing expenses, higher variable pay as a result of exceeding planned performance and increased depreciation expenses.
As a result of the factors discussed above, segment operating income increased $1.3 billion and $1.7 billion for fiscal 2026 and 2025, respectively, when compared to the previous fiscal year.

Walmart International Segment

	Fiscal Years Ended January 31,
(Dollar amounts and retail square feet in millions)	2026	2025	2024
Net sales	$130,423	$121,885	$114,641
Percentage change from comparable period	7.0%	6.3%	13.5%
Membership and other income	1,565	1,478	1,408
Gross profit	27,847	26,618	24,810
Operating expenses	24,309	22,595	21,309
Operating income	$5,103	$5,501	$4,909

Percentage of net sales
Gross profit	21.4%	21.8%	21.6%
Operating expenses	18.6%	18.5%	18.6%
Operating income	3.9%	4.5%	4.3%

Retail unit counts at period end	5,743	5,566	5,402
Retail square feet at period end	278	274	274
Net sales for the Walmart International segment increased $8.5 billion or 7.0% and $7.2 billion or 6.3% for fiscal 2026 and 2025, respectively, when compared to the previous fiscal year. Net sales growth was primarily due to positive comparable sales growth across our international markets, which includes strong eCommerce growth of $6.3 billion and $4.7 billion for fiscal 2026 and 2025, respectively. The increases were partially offset by negative fluctuations in currency exchange rates of $2.8 billion and $3.2 billion for fiscal 2026 and 2025, respectively.
Gross profit rate decreased 49 basis points for fiscal 2026 and increased 20 basis points for fiscal 2025, when compared to the previous fiscal year. For fiscal 2026, the decrease was primarily due to ongoing channel and format mix shifts, as well as strategic growth investments in price and delivery capabilities, partially offset by growth in higher margin businesses. The increase in fiscal 2025 was primarily due to improved eCommerce margin and business mix changes, partially offset by ongoing channel and format mix changes.
Operating expenses as a percentage of segment net sales increased 10 basis points for fiscal 2026 and decreased 5 basis points for fiscal 2025, when compared to the previous fiscal year. The increase for fiscal 2026 was primarily due to a charge of $0.7 billion related to PhonePe's modification of certain share-based payment arrangements in contemplation of a potential public offering (refer to Note 3), partially offset by strong sales as well as format mix shifts. The decrease for fiscal 2025 was primarily due to increased sales driving expense leverage, partially offset by planned investments in associate wages and strategic priorities in Mexico and Central America.
As a result of the factors discussed above, segment operating income decreased $0.4 billion and increased $0.6 billion for fiscal 2026 and 2025, respectively, when compared to the previous fiscal year.

Sam's Club U.S. Segment

	Fiscal Years Ended January 31,
(Dollar amounts and retail square feet in millions)	2026	2025	2024
Including Fuel
Net sales	$93,015	$90,238	$86,179
Percentage change from comparable period	3.1%	4.7%	2.2%
Calendar comparable sales increase	2.9%	4.7%	2.3%
Membership and other income	2,525	2,323	2,051
Gross profit	10,556	10,203	9,431
Operating expenses	10,639	10,122	9,290
Operating income	$2,442	$2,404	$2,192

Percentage of net sales
Gross profit	11.3%	11.3%	10.9%
Operating expenses	11.4%	11.2%	10.8%
Operating income	2.6%	2.7%	2.5%

Retail unit counts at period end	601	600	599
Retail square feet at period end	81	80	80

Excluding Fuel (1)
Net sales	$83,744	$79,777	$75,057
Percentage change from comparable period	5.0%	6.3%	4.7%
Operating income	$1,822	$1,785	$1,659
Operating income as a percentage of net sales	2.2%	2.2%	2.2%
(1)We believe the "Excluding Fuel" information is useful to investors because it permits investors to understand the effect of the Sam's Club U.S. segment's fuel sales on its results of operations, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam's Club U.S. segment in the future.
Net sales for the Sam's Club U.S. segment increased $2.8 billion or 3.1% and $4.1 billion or 4.7% for fiscal 2026 and 2025, respectively, when compared to the previous fiscal year. The increases in net sales were primarily due to increases in comparable sales, including fuel, of 2.9% and 4.7% for fiscal 2026 and 2025, respectively. Comparable sales in fiscal 2026 were driven by growth in unit volumes and transactions, reflecting strong sales in grocery, health and wellness and general merchandise. Comparable sales in fiscal 2025 were driven by growth in transactions and unit volumes, with strong sales in grocery and health and wellness. Additionally, fiscal 2026 and 2025 growth was partially offset by lower fuel sales, negatively impacting comparable sales by 1.9% and 1.5%, respectively, primarily due to lower fuel prices. Sam's Club U.S. eCommerce sales positively contributed approximately 3.3% and 2.3% to comparable sales for fiscal 2026 and 2025, respectively, which reflects continued strength in member engagement with omnichannel offerings.
Membership and other income increased 8.7% and 13.3% for fiscal 2026 and 2025, respectively, when compared to the previous fiscal year. For fiscal 2026 and 2025, the increases were primarily due to growth in the membership base and Plus penetration. Fiscal 2026 was also positively impacted by additional breakage income related to unredeemed Sam's Cash rewards, while fiscal 2025 was positively impacted by the expiration of a promotional offering offsetting membership fee increases during the fourth quarter of fiscal 2024.
Gross profit rate increased 4 and 37 basis points for fiscal 2026 and 2025, respectively, when compared to the previous fiscal year. The increase for fiscal 2026 was primarily due to operational efficiencies and higher margins in fuel, partially offset by higher eCommerce fulfillment costs and the impact of reorganization charges related to strategic supply chain decisions. The increase for fiscal 2025 was primarily due to improved operational efficiencies related to merchandise flow and increased margins in fuel, partially offset by higher eCommerce fulfillment costs and product mix shifts into lower margin categories.
Operating expenses as a percentage of segment net sales increased 22 and 44 basis points for fiscal 2026 and 2025, respectively, when compared to the previous fiscal year. The increase for fiscal 2026 was primarily due to lower fuel sales and higher self-insured general liability claims expense. The increase for fiscal 2025 was primarily due to increased compensation related expenses, including associate wage investments and higher variable pay as a result of exceeding our planned performance, as well as elevated technology spend.
As a result of the factors discussed above, segment operating income increased slightly for fiscal 2026 and increased $0.2 billion for fiscal 2025, when compared to the previous fiscal year.

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
Net Cash Provided by Operating Activities

	Fiscal Years Ended January 31,
(Amounts in millions)	2026	2025	2024
Net cash provided by operating activities	$41,565	$36,443	$35,726
Net cash provided by operating activities increased $5.1 billion for fiscal 2026 when compared to the previous fiscal year. The increase is primarily due to an increase in cash provided by operating income, lower cash tax payments and timing of certain payments. The increase in net cash provided by operating activities for fiscal 2025, when compared to the previous fiscal year, was primarily due to an increase in cash provided by operating income and lapping the payment of accrued opioid legal charges in the prior year, partially offset by increased inventory purchases.
Cash Equivalents and Working Capital Deficit
Cash and cash equivalents were $10.7 billion and $9.0 billion as of January 31, 2026 and 2025, respectively. Our working capital deficit, defined as total current assets less total current liabilities, was $22.6 billion and $17.1 billion as of January 31, 2026 and 2025, respectively. The increase in our working capital deficit was primarily driven by timing of certain payments combined with an increase in short-term borrowings for general corporate purposes, partially offset by increased inventories and receivables related to higher sales growth as well as higher cash balances. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of payments of cash dividends and share repurchases.
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
As of January 31, 2026 and 2025, cash and cash equivalents of $3.9 billion and $3.3 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions or are subject to the approval of the noncontrolling interest shareholders.
Net Cash Used in Investing Activities

	Fiscal Years Ended January 31,
(Amounts in millions)	2026	2025	2024
Net cash used in investing activities	$(26,350)	$(21,379)	$(21,287)
Net cash used in investing activities generally consisted of capital expenditures. Net cash used in investing activities increased $5.0 billion for fiscal 2026 when compared to the previous fiscal year. The increase is primarily due to the change in net proceeds received from the sale of certain strategic investments as well as increased payments for property and equipment, partially offset by the acquisition of VIZIO for net consideration of $1.9 billion in the prior year. Net cash used in investing activities increased $0.1 billion for fiscal 2025, when compared to the previous fiscal year, primarily due to increased payments for property and equipment as well as the acquisition of VIZIO for net consideration of $1.9 billion, partially offset by net proceeds received from sales of certain strategic investments, including $3.6 billion related to the sale of our JD.com investment.
Capital expenditures
Refer to the "Capital Allocation" section in our Company Performance Metrics for capital expenditure detail for fiscal 2026 and 2025. For the fiscal year ending January 31, 2027 ("fiscal 2027"), we project capital expenditures will be approximately $25 billion to $27 billion, with a focus on technology, supply chain and customer-facing initiatives.

Net Cash Used in Financing Activities

	Fiscal Years Ended January 31,
(Amounts in millions)	2026	2025	2024
Net cash used in financing activities	$(13,553)	$(14,822)	$(13,414)
Net cash used in financing activities generally consisted of debt transactions, dividends paid, repurchases of Company stock and transactions with noncontrolling interest shareholders. Fiscal 2026 net cash used in financing activities decreased $1.3 billion when compared to the previous fiscal year. The decrease is primarily due to proceeds from new long-term debt issued, higher short-term borrowings in the current fiscal year and lower debt repayments, partially offset by increased share repurchases and higher dividends paid. Fiscal 2025 net cash used in financing activities increased $1.4 billion when compared to the previous fiscal year. The increase was primarily due to lapping debt issuances in the prior fiscal year and increased share repurchases, partially offset by the purchase of certain noncontrolling interests in the prior fiscal year and higher short-term borrowings.
Purchase and Sale of Subsidiary Stock
During fiscal 2024, we paid $3.5 billion to acquire shares from certain Flipkart noncontrolling interest holders and settle a $0.9 billion liability to former noncontrolling interest holders of PhonePe in connection with the separation from Flipkart in fiscal 2023. Additionally, we received $0.7 billion related to new rounds of equity funding for the Company's majority owned PhonePe subsidiary.
Short-term Borrowings
We generally utilize the liquidity provided by short-term borrowings to provide funding for our operations, dividend payments, share repurchases, capital expenditures and other cash requirements. The following table includes additional information related to our short-term borrowings for fiscal 2026, 2025 and 2024:

	Fiscal Years Ended January 31,
(Amounts in millions)	2026	2025	2024
Maximum amount outstanding at any month-end	$10,241	$7,232	$9,942
Average daily short-term borrowings	7,031	4,157	4,295
Annual weighted-average interest rate	4.5%	5.1%	5.1%
Short-term borrowings as of January 31, 2026 and 2025 were $6.6 billion and $3.1 billion, respectively, with weighted-average interest rates of 4.0% and 5.3%, respectively. We also have $15.0 billion of various undrawn committed lines of credit in the U.S. as of January 31, 2026 that provide additional liquidity, if needed. Additionally, we maintain access to various credit facilities outside of the U.S. to further support our Walmart International segment operations, as needed.
As of January 31, 2026, we have $2.0 billion of syndicated and fronted letters of credit available, of which $1.7 billion was issued and represents an unrecorded current obligation.
Long-term Debt
The following table provides the changes in our long-term debt for fiscal 2026:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2025	$2,598	$33,401	$35,999
Proceeds from issuance of long-term debt	—	3,983	3,983
Repayments of long-term debt	(2,625)	—	(2,625)
Reclassifications of long-term debt	3,569	(3,569)	—
Currency and other adjustments	—	809	809
Balances as of January 31, 2026	$3,542	$34,624	$38,166
Our total outstanding long-term debt increased $2.2 billion during fiscal 2026, primarily due to issuances of long-term debt. Refer to Note 5 to our Consolidated Financial Statements for details on the issuances of long-term debt.
Estimated contractual interest payments associated with our long-term debt amount to $17.3 billion, with approximately $1.7 billion expected to be paid in fiscal 2027. Estimated interest payments are based on our principal amounts and expected maturities of all debt outstanding as of January 31, 2026, and assumes interest rates remain at current levels for our variable rate instruments.

Dividends
Our total dividend payments were $7.5 billion, $6.7 billion and $6.1 billion for fiscal 2026, 2025 and 2024, respectively. Effective February 19, 2026, the Company approved the fiscal 2027 annual dividend of $0.99 per share, an increase over the fiscal 2026 annual dividend of $0.94 per share. For fiscal 2027, the annual dividend will be paid in four quarterly installments of $0.2475 per share, according to the following record and payable dates:

Record Date	Payable Date
March 20, 2026	April 6, 2026
May 8, 2026	May 26, 2026
August 21, 2026	September 8, 2026
December 11, 2026	January 4, 2027
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. Any repurchased shares are constructively retired and returned to an unissued status. All repurchases during fiscal 2026 were made under the $20.0 billion share repurchase program approved in November 2022, of which authorization for $4.0 billion of share repurchases remained as of January 31, 2026. In February 2026, the Board of Directors approved a new $30.0 billion share repurchase authorization, which has no expiration date or other restrictions limiting the period over which the Company can make repurchases, and beginning February 23, 2026, replaced the remaining capacity under the prior authorization.
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
The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for fiscal 2026, 2025 and 2024:

	Fiscal Years Ended January 31,
(Amounts in millions, except per share data)	2026	2025	2024
Total number of shares repurchased	85.0	61.9	54.6
Average price paid per share	$95.13	$72.72	$50.87
Total amount paid for share repurchases	$8,088	$4,494	$2,779
During fiscal 2026, the Company repurchased $8.1 billion in shares of its common stock, an increase of $3.6 billion as compared to the same period in the previous fiscal year. The increase was primarily driven by opportunistic prices during the first quarter of fiscal 2026 as part of the Company's long-term strategy.
Material Cash Requirements
Material cash requirements from operating activities primarily consist of inventory purchases, employee related costs, taxes, interest and other general operating expenses, which we expect to be primarily satisfied by our cash from operations. Other material cash requirements from known contractual and other obligations include short-term borrowings, long-term debt and related interest payments, leases and purchase obligations. See Note 4, Note 5 and Note 6 to our Consolidated Financial Statements for information regarding accrued liabilities, outstanding short-term borrowings and long-term debt, and leases, respectively.
As of January 31, 2026, the Company has $41.4 billion of unrecorded purchase obligations outstanding, of which $18.3 billion is due within one year. Purchase obligations include legally binding contracts, such as firm commitments for inventory and utility purchases, as well as commitments to make capital expenditures, software acquisition and license commitments and legally binding service contracts. Contractual obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Contracts that specify the Company will purchase all or a portion of its requirements of a specific product or service from a supplier, but do not include a fixed or minimum quantity, are excluded from the obligations quantified above. Accordingly, purchase orders for inventory are also excluded as purchase orders represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current inventory needs and are fulfilled by our suppliers within short time periods. We also enter into contracts for outsourced services; however, the obligations under these contracts are not significant and the contracts generally contain clauses allowing for cancellation without significant penalty. Timing of payments and actual amounts paid may be different depending on the timing of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Capital Resources
We believe our cash flows from operations, current cash position, short-term borrowings and access to capital markets will continue to be sufficient to meet our anticipated cash requirements and contractual obligations, which includes funding seasonal buildups in merchandise inventories and funding our capital expenditures, acquisitions, dividend payments and share repurchases.
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. As of January 31, 2026, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
Other Matters
In Note 9 to our Consolidated Financial Statements, which is captioned "Contingencies" and appears in Part II of this Annual Report on Form 10-K under the caption "Item 8. Financial Statements and Supplementary Data," we discuss, under the sub-captions "Settlement of Certain Opioid-Related Matters," and "Ongoing Opioid-Related Litigation," certain opioid-related matters, as well as the Prescription Opiate Litigation, and other matters, including certain risks arising therefrom. In that Note 9, we discuss "Asda Equal Value Claims" the Company's indemnification obligation for the Asda Equal Value Claims matter, "Money Transfer Agent Services Matter," a government investigation by the U.S. Attorney's Office for the Middle District of Pennsylvania into the Company's consumer fraud prevention and anti-money laundering compliance related to the Company's money transfer agent services, as well as matters related to independent contractor drivers on the driver platform under "Driver Platform Matters." In Note 9, under "Mexico Antitrust Matter," we also discuss a quasi-judicial administrative process initiated by COFECE against Walmex and Walmex's related constitutional challenge. In Note 9, we also discuss a show cause notice and requests issued by the Directorate of Enforcement to Flipkart regarding Foreign Direct Investment rules and regulations in India and an India Antitrust Matter. We reference various legal proceedings related to the Prescription Opiate Litigation, the DOJ Opioid Civil Litigation, Opioids-Related Securities Class Actions and False Claims Act Litigation; Asda Equal Value Claims; Money Transfer Agent Services Matter; Federal Trade Commission and State Attorneys General Driver Platform Litigation; Mexico Antitrust Matter and an India Antitrust Matter in Part I of this Annual Report on Form 10-K under the caption "Item 3. Legal Proceedings," under the sub-caption "I. Supplemental Information." We also discuss an environmental matter with the U.S. Environmental Protection Agency in Part I of this Annual Report on Form 10-K under the caption "Item 3. Legal Proceedings," under the sub caption "II. Environmental Matters." The foregoing matters and other matters described elsewhere in this Annual Report on Form 10-K represent contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company upon their final resolution.

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
Management continually reviews our accounting policies including how they are applied and how they are reported and disclosed in our financial statements. Following is a summary of our critical accounting estimates and how they are applied in the preparation of the financial statements.
Contingencies
We are involved in a number of legal proceedings and certain regulatory matters. We record a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. We also perform an assessment of the materiality of loss contingencies where a loss is either reasonably possible or it is reasonably possible that a loss could be incurred in excess of amounts accrued. If a loss or an additional loss has at least a reasonable possibility of occurring and the impact on the financial statements would be material, we provide disclosure of the loss contingency in the footnotes to our financial statements. We review all contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or the range of the loss can be made. Although we are not able to predict the outcome or reasonably estimate a range of possible losses in certain matters described in Note 9 to our Consolidated Financial Statements and have not recorded an associated accrual related to these matters, an adverse judgment or negotiated resolution in any of these matters could have a material adverse effect on our business, reputation, financial position, results of operations or cash flows.
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
Interest Rate Risk
We are exposed to changes in interest rates as a result of our short-term borrowings and long-term debt. We hedge a portion of our interest rate risk by managing the mix of fixed and variable rate debt and by entering into interest rate swaps. For fiscal 2026, the net fair value of our interest rate swaps increased $0.2 billion primarily due to fluctuations in market interest rates.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For long-term debt, the table represents the principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table represents the contractual cash flows and weighted-average interest rates by the contractual maturity date, unless otherwise noted. The notional amounts are used to calculate contractual cash flows to be exchanged under the contracts. The weighted-average variable rates are based upon prevailing market rates as of January 31, 2026.

	Expected Maturity Date
(Amounts in millions)	Fiscal 2027	Fiscal 2028	Fiscal 2029	Fiscal 2030	Fiscal 2031	Thereafter	Total
Liabilities
Short-term borrowings:
Variable rate	$6,596	$—	$—	$—	$—	$—	$6,596
Weighted-average interest rate	4.0%	—%	—%	—%	—%	—%	4.0%
Long-term debt(1):
Fixed rate	$3,542	$2,487	$3,389	$2,143	$2,600	$23,255	$37,416
Weighted-average interest rate	2.5%	3.8%	3.0%	4.2%	5.3%	4.4%	4.1%
Variable rate	$—	$750	$—	$—	$—	$—	$750
Weighted-average interest rate	—%	4.1%	—%	—%	—%	—%	4.1%
Interest rate derivatives
Interest rate swaps:
Fixed to variable	$—	$—	$1,250	$1,052	$469	$2,000	$4,771
Weighted-average pay rate	—%	—%	4.0%	5.4%	9.8%	4.1%	4.9%
Weighted-average receive rate	—%	—%	1.5%	3.0%	7.6%	1.8%	2.5%
(1)Includes deferred loan costs, discounts, fair value hedges, foreign-held debt and secured debt.
As of January 31, 2026, our variable rate borrowings, including the effect of our commercial paper and interest rate swaps, represented 27% of our total short-term and long-term debt. Based on January 31, 2026 debt levels, a 100 basis point change in prevailing market rates would cause our annual interest costs to change by approximately $0.1 billion.
Foreign Currency Risk
We are exposed to fluctuations in currency exchange rates as a result of our investments and operations in countries other than the U.S., as well as our foreign-currency-denominated long-term debt. For fiscal 2026, movements in currency exchange rates and the related impact on the translation of the balance sheets resulted in the $0.8 billion net gain in the currency translation and other category of accumulated other comprehensive loss.
We hedge a portion of our foreign currency risk by entering into currency swaps. The aggregate fair value of these swaps was in a liability position of $0.9 billion and $1.4 billion as of January 31, 2026 and January 31, 2025, respectively. The change in the fair value of these swaps was due to fluctuations in currency exchange rates, primarily due to the strengthening of certain currencies relative to the U.S. dollar in fiscal 2026. The hypothetical result of a uniform 10% weakening in the value of the U.S. dollar relative to other currencies underlying these swaps would have resulted in a change in the value of the swaps of $0.7 billion. A hypothetical 10% change in interest rates underlying these swaps from the market rates in effect as of January 31, 2026 would have resulted in a change in the value of the swaps of $0.1 billion.
In certain countries, we also enter into immaterial foreign currency forward contracts to hedge the purchase and payment of purchase commitments denominated in non-functional currencies.
Investment Risk
We are exposed to investment risk primarily related to changes in the fair value of certain equity investments, including certain immaterial equity method investments where we have elected the fair value option, measured on a recurring basis. As of January 31, 2026, the fair value of these investments was $4.5 billion. Refer to Note 7 for details. As of January 31, 2026, a hypothetical 10% change in the stock price of such investments would have changed the fair value of such investments by approximately $0.4 billion.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements of Walmart Inc.
For the Fiscal Year Ended January 31, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Walmart Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Walmart Inc. (the Company) as of January 31, 2026 and 2025, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes (collectively referred to as the "Consolidated Financial Statements"). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company at January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2026 expressed an unqualified opinion thereon.

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

Contingencies
Description of the Matter
As described in Note 9 to the Consolidated Financial Statements, at January 31, 2026, the Company is involved in a number of legal proceedings and certain regulatory matters. The Company records a liability for those legal proceedings and regulatory matters when management determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company also discloses when it is reasonably possible that a material loss may be incurred. In assessing the probability of occurrence and whether an estimate of loss can be reasonably estimated for a particular legal proceeding, management exercises judgment on matters relevant to each proceeding. Auditing management's accounting for, and disclosure of, loss contingencies was complex and highly judgmental as it involved our assessment of the significant judgments made by management when assessing the probability of loss for contingencies or when determining whether an estimate of the loss or range of loss could be made.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the identification and evaluation of contingencies. For example, we tested controls over the Company's assessment of the likelihood of loss and the Company's determinations regarding the measurement of loss.

To test the Company's assessment of the probability of loss or determination of an estimate of loss, or range of loss, among other procedures, we read the minutes of the meetings of the board of directors and committees of the board of directors, reviewed documents provided to the Company by certain outside legal counsel, read letters received directly by us from internal and outside legal counsel, evaluated the current status of contingencies based on discussions with internal legal counsel, and obtained representations from management. We also assessed the adequacy of the related disclosures.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1969.

Rogers, Arkansas
March 13, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Walmart Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Walmart Inc.'s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Walmart Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2026 and 2025, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes and our report dated March 13, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Rogers, Arkansas
March 13, 2026

Walmart Inc.
Consolidated Statements of Income

	Fiscal Years Ended January 31,
(Amounts in millions, except per share data)	2026	2025	2024
Revenues:
Net sales	$706,413	$674,538	$642,637
Membership and other income	6,750	6,447	5,488
Total revenues	713,163	680,985	648,125
Costs and expenses:
Cost of sales	535,395	511,753	490,142
Operating, selling, general and administrative expenses	147,943	139,884	130,971
Operating income	29,825	29,348	27,012
Interest:
Debt	2,318	2,249	2,259
Finance lease	481	479	424
Interest income	(368)	(483)	(546)
Interest, net	2,431	2,245	2,137
Other (gains) and losses	(2,075)	794	3,027
Income before income taxes	29,469	26,309	21,848
Provision for income taxes	7,199	6,152	5,578
Consolidated net income	22,270	20,157	16,270
Consolidated net income attributable to noncontrolling interest	(377)	(721)	(759)
Consolidated net income attributable to Walmart	$21,893	$19,436	$15,511

Net income per common share:
Basic net income per common share attributable to Walmart	$2.74	$2.42	$1.92
Diluted net income per common share attributable to Walmart	2.73	2.41	1.91

Weighted-average common shares outstanding:
Basic	7,983	8,041	8,077
Diluted	8,022	8,081	8,108

Dividends declared per common share	$0.94	$0.83	$0.76
See accompanying notes.

Walmart Inc.
Consolidated Statements of Comprehensive Income

	Fiscal Years Ended January 31,
(Amounts in millions)	2026	2025	2024
Consolidated net income	$22,270	$20,157	$16,270
Consolidated net income attributable to noncontrolling interest	(377)	(721)	(759)
Consolidated net income attributable to Walmart	21,893	19,436	15,511

Other comprehensive income (loss), net of income taxes	1,009	(2,859)	944
Other comprehensive (income) loss attributable to noncontrolling interest	(174)	556	(566)
Other comprehensive income (loss) attributable to Walmart	835	(2,303)	378

Comprehensive income, net of income taxes	23,279	17,298	17,214
Comprehensive income attributable to noncontrolling interest	(551)	(165)	(1,325)
Comprehensive income attributable to Walmart	$22,728	$17,133	$15,889
See accompanying notes.

Walmart Inc.
Consolidated Balance Sheets

	As of January 31,
(Amounts in millions)	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$10,727	$9,037
Receivables, net	11,172	9,975
Inventories	58,851	56,435
Prepaid expenses and other	4,124	4,011
Total current assets	84,874	79,458

Property and equipment, net	136,083	119,993
Operating lease right-of-use assets	14,750	13,599
Finance lease right-of-use assets, net	6,123	6,112
Goodwill	28,735	28,792
Other long-term assets	14,103	12,869
Total assets	$284,668	$260,823

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$6,596	$3,068
Accounts payable	63,061	58,666
Accrued liabilities	31,187	29,345
Accrued income taxes	596	608
Long-term debt due within one year	3,542	2,598
Operating lease obligations due within one year	1,631	1,499
Finance lease obligations due within one year	856	800
Total current liabilities	107,469	96,584

Long-term debt	34,624	33,401
Long-term operating lease obligations	13,941	12,825
Long-term finance lease obligations	5,905	5,923
Deferred income taxes and other	16,549	14,398

Commitments and contingencies

Redeemable noncontrolling interest	293	271

Shareholders' equity:
Common stock	797	802
Capital in excess of par value	6,816	5,503
Retained earnings	104,774	98,313
Accumulated other comprehensive loss	(12,770)	(13,605)
Total Walmart shareholders' equity	99,617	91,013
Nonredeemable noncontrolling interest	6,270	6,408
Total shareholders' equity	105,887	97,421
Total liabilities, redeemable noncontrolling interest, and shareholders' equity	$284,668	$260,823
See accompanying notes.

Walmart Inc.
Consolidated Statements of Shareholders' Equity

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable	Total
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Shareholders'
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2023	8,080	$808	$4,430	$83,135	$(11,680)	$76,693	$7,061	$83,754
Consolidated net income	—	—	—	15,511	—	15,511	774	16,285
Other comprehensive income, net of immaterial income taxes
Currency translation and other before reclassifications, net	—	—	—	—	314	314	566	880
Reclassifications to income, net	—	—	—	—	64	64	—	64
Cash dividends declared ($0.76 per share)	—	—	—	(6,140)	—	(6,140)	—	(6,140)
Purchase of Company stock	(55)	(6)	(150)	(2,635)	—	(2,791)	—	(2,791)
Cash dividend declared to noncontrolling interest	—	—	—	—	—	—	(776)	(776)
Purchase of noncontrolling interest	—	—	(1,076)	—	—	(1,076)	(1,367)	(2,443)
Sale of subsidiary stock	—	—	562	—	—	562	154	716
Other	29	3	778	(57)	—	724	76	800
Balances as of January 31, 2024	8,054	805	4,544	89,814	(11,302)	83,861	6,488	90,349
Consolidated net income	—	—	—	19,436	—	19,436	766	20,202
Other comprehensive loss, net of immaterial income taxes
Currency translation and other before reclassifications, net	—	—	—	—	(2,359)	(2,359)	(556)	(2,915)
Reclassifications to income, net	—	—	—	—	56	56	—	56
Cash dividends declared ($0.83 per share)	—	—	—	(6,688)	—	(6,688)	—	(6,688)
Purchase of Company stock	(61)	(6)	(230)	(4,241)	—	(4,477)	—	(4,477)
Cash dividend declared to noncontrolling interest	—	—	—	—	—	—	(648)	(648)
Sale of subsidiary stock	—	—	169	—	—	169	193	362
Other	31	3	1,020	(8)	—	1,015	165	1,180
Balances as of January 31, 2025	8,024	802	5,503	98,313	(13,605)	91,013	6,408	97,421
Consolidated net income	—	—	—	21,893	—	21,893	426	22,319
Other comprehensive income, net of immaterial income taxes
Currency translation and other before reclassifications, net	—	—	—	—	978	978	174	1,152
Reclassifications to income, net	—	—	—	—	(143)	(143)	—	(143)
Cash dividends declared ($0.94 per share)	—	—	—	(7,507)	—	(7,507)	—	(7,507)
Purchase of Company stock	(85)	(8)	(453)	(7,619)	—	(8,080)	—	(8,080)
Cash dividend declared to noncontrolling interest	—	—	—	—	—	—	(418)	(418)
Sale of subsidiary stock	—	—	58	—	—	58	11	69
Other	30	3	1,708	(306)	—	1,405	(331)	1,074
Balances as of January 31, 2026	7,969	797	6,816	104,774	(12,770)	99,617	6,270	105,887
See accompanying notes.

Walmart Inc.
Consolidated Statements of Cash Flows

	Fiscal Years Ended January 31,
(Amounts in millions)	2026	2025	2024
Cash flows from operating activities:
Consolidated net income	$22,270	$20,157	$16,270
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	14,203	12,973	11,853
Investment (gains) and losses, net	(2,016)	878	3,193
Deferred income taxes	2,277	(635)	(175)
Other operating activities	4,079	2,889	2,642
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	(1,136)	(1,106)	(797)
Inventories	(1,443)	(2,755)	2,017
Accounts payable	1,611	3,228	2,515
Accrued liabilities	1,607	379	(1,324)
Accrued income taxes	113	435	(468)
Net cash provided by operating activities	41,565	36,443	35,726

Cash flows from investing activities:
Payments for property and equipment	(26,642)	(23,783)	(20,606)
Proceeds from the disposal of property and equipment	106	432	250
Proceeds from disposal of certain strategic investments	927	4,080	—
Payments for business acquisitions, net of cash acquired	(53)	(1,896)	(9)
Other investing activities	(688)	(212)	(922)
Net cash used in investing activities	(26,350)	(21,379)	(21,287)

Cash flows from financing activities:
Net change in short-term borrowings	3,523	2,212	512
Proceeds from issuance of long-term debt	3,983	—	4,967
Repayments of long-term debt	(2,625)	(3,468)	(4,217)
Dividends paid	(7,507)	(6,688)	(6,140)
Purchase of Company stock	(8,088)	(4,494)	(2,779)
Dividends paid to noncontrolling interest	(439)	(576)	(763)
Purchase of noncontrolling interest	—	—	(3,462)
Sale of subsidiary stock	111	362	716
Other financing activities	(2,511)	(2,170)	(2,248)
Net cash used in financing activities	(13,553)	(14,822)	(13,414)

Effect of exchange rates on cash, cash equivalents and restricted cash	123	(641)	69

Net increase (decrease) in cash, cash equivalents and restricted cash	1,785	(399)	1,094
Cash, cash equivalents and restricted cash at beginning of year	9,536	9,935	8,841
Cash, cash equivalents and restricted cash at end of year	$11,321	$9,536	$9,935

Supplemental disclosure of cash flow information:
Income taxes paid	$5,364	$5,884	$5,879
Interest paid	2,793	2,739	2,519
See accompanying notes.

Walmart Inc.
Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
General
Walmart Inc. ("Walmart" or the "Company") is a people-led, technology-powered omnichannel retailer dedicated to helping people around the world save money and live better by providing the opportunity to shop in both retail stores and through eCommerce. Through innovation, the Company is striving to continuously improve a customer-centric experience that seamlessly integrates eCommerce and retail stores in an omnichannel offering that saves time for its customers.
The Company's operations comprise three reportable segments: Walmart U.S., Walmart International and Sam's Club U.S.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Walmart and its subsidiaries as of and for the fiscal years ended January 31, 2026 ("fiscal 2026"), January 31, 2025 ("fiscal 2025") and January 31, 2024 ("fiscal 2024"). Intercompany accounts and transactions have been eliminated in consolidation. The Company consolidates variable interest entities where it has been determined that the Company is the primary beneficiary of those entities' operations. Investments in common stock or in-substance common stock for which the Company exercises significant influence but does not have control are accounted for under the equity method. These variable interest entities and equity method investments are immaterial to the Company's Consolidated Financial Statements.
The Company's Consolidated Financial Statements are based on a fiscal year ending on January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag and based on a calendar year. There were no significant intervening events during the month of January 2026 related to the operations consolidated using a lag that materially affected the Consolidated Financial Statements.
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
Currency Translation
The functional currency of the Company's foreign subsidiaries is generally the local currency in which the subsidiary operates. The assets and liabilities of all international subsidiaries are translated from the respective local currency to the U.S. dollar using exchange rates at the balance sheet date. Related translation adjustments are recorded as a component of accumulated other comprehensive loss. The Company's Consolidated Statements of Income of all international subsidiaries are translated from the respective local currencies to the U.S. dollar using average exchange rates for the period covered by the income statements.
Cash and Cash Equivalents
The Company considers investments with a maturity when purchased of three months or less to be cash equivalents. All credit card, debit card and electronic transfer transactions that process in less than seven days are classified as cash and cash equivalents. The amounts due from banks for these transactions classified as cash and cash equivalents totaled $4.4 billion and $2.3 billion as of January 31, 2026 and 2025, respectively.
The Company's cash balances are held in various locations around the world. Of the Company's $10.7 billion and $9.0 billion in cash and cash equivalents as of January 31, 2026 and January 31, 2025, approximately 56% and 62% were held outside of the U.S., respectively. Cash and cash equivalents held outside of the U.S. are generally utilized to support liquidity needs in the Company's non-U.S. operations.
The Company uses intercompany financing arrangements in an effort to ensure cash can be made available in the country in which it is needed with the minimum cost possible.
As of January 31, 2026 and 2025, cash and cash equivalents of approximately $3.9 billion and $3.3 billion, respectively, may not be freely transferable to the U.S. due to local laws, other restrictions or are subject to the approval of the noncontrolling interest shareholders.

Receivables
Receivables are stated at their carrying values, net of a reserve for credit losses, and are primarily due from the following: customers, which includes pharmacy insurance companies, advertisers, and banks for customer credit, debit cards and electronic transfer transactions that take in excess of seven days to process; suppliers for marketing or incentive programs; governments for income taxes; and real estate transactions. Net receivables from transactions with customers were $4.9 billion and $4.4 billion as of January 31, 2026 and January 31, 2025, respectively.
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

	Estimated Useful Lives	As of January 31,
(Dollars in millions)	(in Years)	2026	2025
Land	N/A	$20,754	$19,342
Buildings and improvements	3 - 40	128,472	117,973
Fixtures and equipment	2 - 30	85,539	76,226
Transportation equipment	3 - 15	2,928	2,673
Construction in progress	N/A	18,728	15,403
Property and equipment		256,421	231,617
Accumulated depreciation		(120,338)	(111,624)
Property and equipment, net		$136,083	$119,993
Leasehold improvements are depreciated or amortized over the shorter of the estimated useful life of the asset or the remaining expected lease term. Total depreciation and amortization expense for property and equipment, property under finance leases and intangible assets was $14.2 billion, $13.0 billion and $11.9 billion for fiscal 2026, 2025 and 2024, respectively.
Leases
The Company determines whether an arrangement is or contains a lease at the inception of the contract. The Company records right-of-use ("ROU") assets and lease obligations for its finance and operating leases, which are initially recognized based on the discounted future lease payments over the term of the lease. If the rate implicit in the Company's leases is not readily determinable, the Company's applicable incremental borrowing rate is used in calculating the present value of the sum of the lease payments.
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
Goodwill is typically assigned to the reporting unit which consolidates the acquisition. Components within the same reportable segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. Goodwill and other indefinite-lived acquired intangible assets are evaluated for impairment using either a qualitative or quantitative approach for each of the Company's reporting units. Generally, a qualitative assessment is first performed to determine whether a quantitative goodwill impairment test is necessary. If management determines, after performing an assessment based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, or that a fair value of the reporting unit substantially in excess of the carrying amount cannot be assured, then a quantitative goodwill impairment test would be required. The quantitative test for goodwill impairment is performed by determining the fair value of the related reporting units. Fair value is measured based on the discounted cash flow method and relative market-based approaches. Management has performed its evaluation and determined the fair value of each reporting unit is significantly greater than the carrying amount and, accordingly, the Company has not recorded any impairment charges related to goodwill during fiscal 2026, fiscal 2025 or fiscal 2024.
The following table reflects goodwill activity, by reportable segment, for fiscal 2026 and 2025:

(Amounts in millions)	Walmart U.S.	Walmart International	Sam's Club U.S.	Total
Balances as of February 1, 2024	$3,364	$24,428	$321	$28,113
Changes in currency translation and other	—	(696)	—	(696)
Acquisitions(1)	1,375	—	—	1,375
Balances as of January 31, 2025	4,739	23,732	321	28,792
Changes in currency translation and other	53	(119)	—	(66)
Acquisitions	—	9	—	9
Balances as of January 31, 2026	$4,792	$23,622	$321	$28,735
(1)Goodwill recorded in fiscal 2025 relates to the acquisition of VIZIO Holding Corp. in December 2024 within the Walmart U.S. segment.
Intangible assets are recorded in other long-term assets in the Company's Consolidated Balance Sheets. As of January 31, 2026 and 2025, the Company had $4.3 billion and $4.5 billion, respectively, in indefinite-lived intangible assets which primarily consists of acquired trade names. There were no significant impairment charges related to intangible assets for fiscal 2026, 2025 or 2024.
Fair Value Measurement
The Company records and discloses certain financial and non-financial assets and liabilities at fair value. The fair value of an asset is the price at which the asset could be sold in an orderly transaction between unrelated, knowledgeable and willing parties able to engage in the transaction. The fair value of a liability is the amount that would be paid to transfer the liability to a new obligor in a transaction between such parties, not the amount that would be paid to settle the liability with the creditor. Refer to Note 7 for more information.
Investments
Investments in equity securities are recorded in other long-term assets in the Consolidated Balance Sheets. Changes in the fair value of certain equity securities, as well as certain immaterial equity method investments where the Company has elected the fair value option, are measured on a recurring basis (generally using Level 1 and Level 2 inputs in the fair value hierarchy) and recognized within other gains and losses in the Consolidated Statements of Income. Measurement of equity investments using Level 2 inputs is primarily based on quoted prices for similar securities in active markets. Equity investments without readily determinable fair values are carried at cost and adjusted for any observable price changes or impairments within other gains and losses in the Consolidated Statements of Income. Investments in debt securities classified as trading are reported at fair value and included in other long-term assets in the Consolidated Balance Sheets, and adjustments in fair value are recorded within other gains and losses in the Consolidated Statements of Income. The Company's debt investments are immaterial and primarily relate to its retained investment in Asda, the Company's former retail operations in the U.K., the majority of which is mandatorily redeemable in fiscal 2029. The fair value is measured using Level 3 inputs and is primarily estimated by discounting the future cash flows over the remaining period until the mandatory redemption date at an appropriate discount rate reflecting Asda’s credit risk. Refer to Note 7 for details.
Indemnification Liabilities
The Company has provided certain indemnifications in connection with previous divestitures and has recorded indemnification liabilities equal to the estimated fair value of the obligations. As of January 31, 2026 and January 31, 2025, the Company had $0.7 billion and $0.6 billion, respectively, of certain legal indemnification liabilities recorded within deferred income taxes and other in the Consolidated Balance Sheets. Maximum potential future payments under these indemnities was $3.4 billion, based on exchange rates as of January 31, 2026.
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

	Fiscal Years Ended January 31,
(Amounts in millions)	2026	2025
Confirmed obligations outstanding at the beginning of the year	$5,725	$5,271
Invoices confirmed during the year	40,342	41,335
Confirmed invoices paid during the year	(40,062)	(40,810)
Translation and other	(16)	(71)
Confirmed obligations outstanding at the end of the year	$5,989	$5,725
These obligations are generally classified as accounts payable within the Consolidated Balance Sheets. The activity related to these programs is classified as an operating activity within the Consolidated Statements of Cash Flows.
Self-Insurance Reserves
The Company self-insures a number of risks, including, but not limited to, general liability, workers' compensation, auto liability, product liability and certain employee-related healthcare benefits. Standard actuarial procedures and data analysis are used to estimate the liabilities associated with these risks on an undiscounted basis. The recorded liabilities reflect the ultimate cost for claims incurred but not paid and any estimable administrative run-out expenses related to the processing of these outstanding claim payments. On a regular basis, the liabilities are evaluated for appropriateness with claims reserve valuations. To limit exposure to some risks, the Company maintains insurance coverage with varying limits and retentions, including stop-loss insurance coverage for general liability, workers' compensation and auto liability. Refer to Note 4 for the self-insurance reserves which are recorded in accrued liabilities in the Company's Consolidated Balance Sheets.

Derivatives
The Company uses derivatives for hedging purposes to manage its exposure to changes in interest and currency exchange rates, as well as to maintain an appropriate mix of fixed- and variable-rate debt. Use of derivatives in hedging programs subjects the Company to certain risks, such as market and credit risks. The Company may be exposed to credit-related losses in the event of nonperformance by its counterparties to derivatives. Credit risk is monitored through established approval procedures, including setting concentration limits by counterparty, reviewing credit ratings and requiring collateral from the counterparty. The Company enters into derivatives with counterparties rated generally "A-" or better by nationally recognized credit rating agencies. The Company is subject to master netting arrangements which provides set-off and close-out netting of exposures with counterparties, but the Company does not offset derivative assets and liabilities in its Consolidated Balance Sheets. The Company's collateral arrangements require the counterparty in a net liability position in excess of pre-determined thresholds, after considering the effects of netting arrangements, to pledge cash collateral. Cash collateral received from counterparties and cash collateral provided to counterparties under these arrangements was not significant as of January 31, 2026 and 2025.
In order to qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge. If a derivative is recorded using hedge accounting, depending on the nature of the hedge, derivative gains and losses are recorded through the same financial statement line item in earnings or are recognized in accumulated other comprehensive loss until the hedged item is recognized in earnings. Derivatives that do not meet the criteria for hedge accounting, or contracts for which the Company has not elected hedge accounting, are recorded at fair value with unrealized gains or losses reported in earnings. Derivatives with an unrealized gain are recorded in the Company's Consolidated Balance Sheets as either current or non-current assets, based on maturity date, and derivatives with an unrealized loss are recorded as either current or non-current liabilities, based on maturity date. Refer to Note 7 for the presentation of the Company's derivative assets and liabilities.
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
The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company records interest and penalties related to unrecognized tax benefits in interest expense and operating, selling, general and administrative expenses, respectively, in the Company's Consolidated Statements of Income. Refer to Note 8 for additional income tax disclosures.

Redeemable Noncontrolling Interest
The Company has a redeemable noncontrolling interest in a subsidiary within the Walmart U.S. segment. The minority interest owner holds a put option which, if exercised, would require the Company to purchase the underlying shares at fair value beginning in December 2027, with annual options thereafter. Redeemable noncontrolling interests are initially recorded at fair value and adjusted each reporting period for income, loss and any distributions made, and are then generally remeasured to the greater of the redemption value or the carrying value of the noncontrolling interest. Remeasurements to the redemption value of the redeemable noncontrolling interest are recognized in capital in excess of par.
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
Membership and Other Income
Membership and other income primarily includes membership fee revenue associated with the Company's various membership offerings for customers and members across each reportable segment. Membership fee revenue is recognized over the term of the membership, which are generally one year, although certain offerings are month-to month. Membership fee revenue was $4.4 billion, $3.8 billion and $3.1 billion for fiscal 2026, 2025 and 2024, respectively. Deferred membership fee revenue is included in accrued liabilities in the Company's Consolidated Balance Sheets. Additionally, membership and other income includes items such as rental and tenant income, recycling income, and gift card breakage income.
Gift Cards
Customer purchases of gift cards are not recognized as sales until the card is redeemed and the customer purchases merchandise using the gift card, thus a liability for deferred gift card revenue is recorded within accrued liabilities in the Consolidated Balance Sheets. Refer to Note 4. Gift cards in the U.S. and some countries do not carry an expiration date; therefore, customers and members can redeem their gift cards for merchandise and services indefinitely. Gift cards in some countries where the Company does business have expiration dates. While gift cards are generally redeemed within 12 months, a certain number of gift cards, both with and without expiration dates, will not be fully redeemed. Management estimates unredeemed balances and recognizes gift card breakage income for these amounts in membership and other income in the Company's Consolidated Statements of Income over the expected redemption period.
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
Advertising Costs
Advertising costs are expensed as incurred, and consist primarily of digital, television and print advertisements that are recorded in operating, selling, general and administrative expenses in the Company's Consolidated Statements of Income. Advertising costs were $5.4 billion, $5.1 billion and $4.4 billion for fiscal 2026, 2025 and 2024, respectively.
Other Comprehensive Income
Other comprehensive income or loss is recorded in accumulated other comprehensive loss as a component of shareholders' equity and primarily consists of foreign currency translation adjustments from foreign subsidiaries where the functional currency is not the U.S. dollar, as well as unrealized gains and losses on cash flow hedges which are not significant. Amounts reclassified from accumulated other comprehensive loss into earnings primarily relate to cross-currency swaps to hedge the changes in cash flows of certain foreign currency denominated debt and are recorded against the hedged item in operating, selling, general and administrative expenses in the Company's Consolidated Statements of Income. Certain amounts are also reclassified from accumulated other comprehensive loss into earnings and are recorded against the hedged item in interest, net in the Company's Consolidated Statements of Income.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the requirements for income tax disclosures in order to provide greater transparency. The amendments are effective for fiscal years beginning after December 15, 2024. The amendments should be applied prospectively, although optional retrospective application is permitted. Management has adopted the amendments prospectively for the fiscal year ending January 31, 2026. See Note 8 for the expanded disclosures.
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
Note 2. Net Income Per Common Share
Basic net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards as determined under the treasury stock method. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted net income per common share attributable to Walmart for fiscal 2026, 2025 and 2024.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Walmart:

	Fiscal Years Ended January 31,
(Amounts in millions, except per share data)	2026	2025	2024
Numerator
Consolidated net income	$22,270	$20,157	$16,270
Consolidated net income attributable to noncontrolling interest	(377)	(721)	(759)
Consolidated net income attributable to Walmart	$21,893	$19,436	$15,511

Denominator
Weighted-average common shares outstanding, basic	7,983	8,041	8,077
Dilutive impact of share-based awards	39	40	31
Weighted-average common shares outstanding, diluted	8,022	8,081	8,108

Net income per common share attributable to Walmart
Basic	$2.74	$2.42	$1.92
Diluted	2.73	2.41	1.91

Note 3. Shareholders' Equity
The total authorized shares of $0.10 par value common stock is 33.0 billion, of which 8.0 billion were issued and outstanding as of January 31, 2026 and 2025. The total authorized shares of $0.10 par value preferred stock is 0.1 billion; none of which were issued or outstanding for any period presented.
Noncontrolling Interest
During fiscal 2026, the Company's PhonePe subsidiary modified certain of its share-based payment arrangements in contemplation of a potential initial public offering. Upon modification, the Company recorded a non-cash charge of $0.7 billion (a portion of which was based on grant-date fair value) in operating, selling, general and administrative expenses within the Walmart International segment, primarily related to previously unrecognized share-based compensation expense under these arrangements. Following the modification, certain PhonePe employee-held options were vested and exercised (including certain previously vested awards), which decreased the Company's ownership in PhonePe from approximately 84% as of January 31, 2025 to approximately 73% as of January 31, 2026.
During fiscal 2024, the Company paid $3.5 billion to acquire shares from certain Flipkart noncontrolling interest holders and settle a $0.9 billion liability to former noncontrolling interest holders of PhonePe in connection with the separation from Flipkart in fiscal 2023. The Company's ownership of Flipkart increased from approximately 75% as of January 31, 2023 to approximately 85% as of January 31, 2024.
Also during fiscal 2024, the Company received $0.7 billion related to new rounds of equity funding for the Company's majority owned PhonePe subsidiary, which decreased the Company's ownership from approximately 89% as of January 31, 2023 to approximately 84% as of January 31, 2024.
Share-Based Compensation
The Company has awarded share-based compensation to associates and nonemployee directors of the Company. The compensation expense recognized for all stock incentive plans, including expense associated with plans of the Company's consolidated subsidiaries granted in the subsidiaries' respective stock, was $3.6 billion, $2.8 billion and $2.1 billion for fiscal 2026, 2025 and 2024, respectively. Share-based compensation expense is generally included in operating, selling, general and administrative expenses in the Company's Consolidated Statements of Income. The total income tax benefit recognized for share-based compensation was $0.9 billion, $0.7 billion and $0.5 billion for fiscal 2026, 2025 and 2024, respectively. The following table summarizes the Company's share-based compensation expense by award type for all plans:

	Fiscal Years Ended January 31,
(Amounts in millions)	2026	2025	2024
Restricted stock units	$2,028	$1,909	$1,258
Restricted stock and performance-based restricted stock units	587	632	609
Other	988	228	226
Share-based compensation expense	$3,603	$2,769	$2,093
The Walmart Inc. Stock Incentive Plan of 2025 (the "Plan") was approved by the Company's shareholders in June 2025, which amended and restated the Company's Stock Incentive Plan of 2015. The Plan provides for the issuance of stock options, restricted (non-vested) stock, restricted stock units, performance share units and other equity compensation awards for which 215 million shares of Walmart common stock issued or to be issued under the Plan have been registered under the Securities Act of 1933. The Company believes that such awards serve to align the interests of its associates with those of its shareholders.
The Plan's award types are summarized as follows:
•Restricted Stock Units. Restricted stock units provide rights to Company stock after a specified service period. Beginning in fiscal 2023, restricted stock units generally vest at a rate of approximately 8% each quarter over a three year period from the date of grant. For grants made from fiscal 2020 through fiscal 2022, restricted stock units generally vest at a rate of 25% each year over a four year period from the date of the grant. The fair value of each restricted stock unit is determined on the date of grant using the stock price discounted for the expected dividend yield through the vesting period and is recognized ratably over the vesting period. The expected dividend yield is based on the anticipated dividends over the vesting period. The weighted-average discount for the dividend yield used to determine the fair value of restricted stock units granted in fiscal 2026, 2025 and 2024 was 1.5%, 2.0% and 2.2%, respectively.

•Restricted Stock and Performance-based Restricted Stock Units. Restricted stock awards are for shares that vest based on the passage of time and include restrictions related to employment. Performance-based restricted stock units generally vest based on a one-year performance period followed by a two-year vesting period based on the passage of time. Vesting conditions during the performance period are based on achieving pre-established financial goals for metrics related to growth and returns and generally range from 0% to 150% of the original award amount. Vesting periods for restricted stock are generally between one month and three years. Vesting periods for performance-based restricted stock units are generally between one and three years. Restricted stock and performance-based restricted stock units may be settled or, in certain circumstances, deferred and are accounted for as equity in the Company's Consolidated Balance Sheets. The fair value of restricted stock awards is determined on the date of grant and is expensed ratably over the vesting period. The fair value of performance-based restricted stock units is determined on the date of grant using the Company's stock price discounted for the expected dividend yield through the vesting period and is recognized over the vesting period if it is probable that performance conditions will be achieved. The weighted-average discount for the dividend yield used to determine the fair value of performance-based restricted stock units in fiscal 2026, 2025 and 2024 was 2.4%, 3.2% and 3.3%, respectively.
In addition to the Plan, certain of the Company's subsidiaries have share-based compensation plans for associates under which options to acquire their own common shares are issued. Share-based compensation expense associated with these plans is reflected in the Other line in the table above, which also includes the $0.7 billion impact related to the modification of certain PhonePe share-based payment arrangements described above.
The following table shows the activity for restricted stock units and restricted stock and performance-based restricted stock units during fiscal 2026:

	Restricted Stock Units		Restricted Stock and Performance-based Restricted Stock Units
(Shares in thousands)	Shares	Weighted-Average Grant-Date Fair Value Per Share	Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding as of February 1, 2025	51,758	$55.72	20,960	$54.88
Granted	27,741	87.95	7,271	94.84
Adjustment for performance achievement(1)	—	—	2,580	60.54
Vested/exercised	(35,426)	59.93	(12,165)	53.56
Forfeited	(6,917)	65.46	(2,556)	57.05
Outstanding as of January 31, 2026	37,156	$73.96	16,090	$74.50
(1)Represents the adjustment to previously granted performance share units for performance achievement.
The following table includes additional information related to restricted stock units and restricted stock and performance-based restricted stock units:

	Fiscal Years Ended January 31,
(Amounts in millions, except years)	2026	2025	2024
Fair value of restricted stock units vested	$2,111	$1,848	$1,345
Fair value of restricted stock and performance-based restricted stock units vested	652	602	477
Unrecognized compensation cost for restricted stock units	2,239	2,243	1,686
Unrecognized compensation cost for restricted stock and performance-based restricted stock units	670	669	656
Weighted average remaining period to expense for restricted stock units (years)	0.8	0.9	0.9
Weighted average remaining period to expense for restricted stock and performance-based restricted stock units (years)	1.3	1.3	1.3
As of January 31, 2026, the Company also has approximately $3 billion in unrecognized compensation cost (based on grant-date fair value) primarily associated with share-based compensation plans of certain subsidiaries which contain performance or other conditions including vesting upon an initial public offering. If such conditions are ultimately satisfied, unrecognized compensation cost would be recognized in the applicable reporting period.
Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases during fiscal 2026 were made under the current $20.0 billion share repurchase program approved in November 2022, which had no expiration date or other restrictions limiting the period over which the Company can make repurchases. As of January 31, 2026 authorization for $4.0 billion of share repurchases remained under the share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status. In February 2026, the Board of Directors approved a new $30.0 billion share repurchase authorization, which has no expiration date or other restrictions limiting the period over which the Company can make repurchases, and beginning February 23, 2026, replaced the remaining capacity under the prior authorization.

The Company regularly reviews share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, results of operations and the market price of the Company's common stock. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for fiscal 2026, 2025 and 2024:

	Fiscal Years Ended January 31,
(Amounts in millions, except per share data)	2026	2025	2024
Total number of shares repurchased	85.0	61.9	54.6
Average price paid per share	$95.13	$72.72	$50.87
Total cash paid for share repurchases	$8,088	$4,494	$2,779
Note 4. Accrued Liabilities
The Company's accrued liabilities consist of the following as of January 31, 2026 and 2025:

	January 31,
(Amounts in millions)	2026	2025
Accrued wages and benefits(1)	$7,878	$7,897
Self-insurance(2)	5,525	4,976
Accrued non-income taxes(3)	4,110	3,503
Deferred gift card revenue	2,941	2,755
Other(4)	10,733	10,214
Total accrued liabilities	$31,187	$29,345
(1)Accrued wages and benefits include accrued wages, salaries, vacation, bonuses and other incentive plans.
(2)Self-insurance consists of insurance-related liabilities, such as general liability, workers' compensation, auto liability, product liability and certain employee-related healthcare benefits.
(3)Accrued non-income taxes include accrued payroll, property, value-added, sales and miscellaneous other taxes.
(4)Other accrued liabilities includes items such as deferred membership revenue, interest, supply chain, advertising, and maintenance and utilities.
Note 5. Short-term Borrowings and Long-term Debt
Short-term borrowings consist of commercial paper and lines of credit. Short-term borrowings as of January 31, 2026 and 2025 were $6.6 billion and $3.1 billion, respectively, with weighted-average interest rates of 4.0% and 5.3%, respectively.
The Company has various committed lines of credit in the U.S. to support its commercial paper program which are summarized in the following table:

	January 31, 2026			January 31, 2025
(Amounts in millions)	Available	Drawn	Undrawn	Available	Drawn	Undrawn
Five-year credit facility(1)	$5,000	$—	$5,000	$5,000	$—	$5,000
364-day revolving credit facility(1)	10,000	—	10,000	10,000	—	10,000
Total	$15,000	$—	$15,000	$15,000	$—	$15,000
(1)In April 2025, the Company renewed and extended its existing 364-day revolving credit facility as well as its five year credit facility.
The committed lines of credit in the table above mature in April 2026 and April 2030, carry interest rates of the Secured Overnight Financing Rate plus 45 basis points, and incur commitment fees ranging between 1.5 and 4.0 basis points. In conjunction with the committed lines of credit listed in the table above, the Company has agreed to observe certain covenants, the most restrictive of which relates to the maximum amount of secured debt. Additionally, the Company has syndicated and fronted letters of credit available which totaled $2.0 billion and $2.1 billion as of January 31, 2026 and 2025, respectively, of which $1.7 billion and $1.5 billion was issued as of January 31, 2026 and 2025, respectively.

The Company's long-term debt, which includes the fair value instruments further discussed in Note 7, consists of the following as of January 31, 2026 and 2025:

	January 31, 2026			January 31, 2025
(Amounts in millions)	Maturity Dates By Fiscal Year	Amount	Average Rate(1)	Amount	Average Rate(1)
Unsecured debt
Fixed	2027 - 2054	$32,032	3.9%	$31,406	3.8%
Variable	2028	750	4.1%	—	—%
Total U.S. dollar denominated		32,782		31,406
Euro denominated	2027 - 2030	1,955	4.0%	1,715	4.0%
Sterling denominated	2031 - 2039	3,677	5.4%	3,336	5.4%
Yen denominated	2028	388	0.5%	389	0.5%
Total unsecured debt		38,802		36,846
Total other(2)		(636)		(847)
Total debt		38,166		35,999
Less amounts due within one year		(3,542)		(2,598)
Long-term debt		$34,624		$33,401
(1)The average rate represents the weighted-average stated rate for each corresponding debt category, based on year-end balances and year-end interest rates.
(2)Includes deferred loan costs, discounts, fair value hedges, foreign-held debt and secured debt.
Annual maturities of long-term debt during the next five years and thereafter are as follows:

(Amounts in millions)	Annual
Fiscal Year	Maturities
2027	$3,542
2028	3,237
2029	3,389
2030	2,143
2031	2,600
Thereafter	23,255
Total	$38,166
Debt Issuances
Information on significant issuances of long-term debt during fiscal 2026, for general corporate purposes, is as follows:

(Amounts in millions)
Issue Date	Principal Amount	Maturity Date	Interest Rate	Net Proceeds
April 28, 2025	$750	April 28, 2027	Floating	$749
April 28, 2025	$750	April 28, 2027	4.100%	748
April 28, 2025	$1,000	April 28, 2030	4.350%	993
April 28, 2025	$1,500	April 28, 2035	4.900%	1,493
Total				$3,983
These issuances are senior, unsecured notes which rank equally with all other senior, unsecured debt obligations of the Company, and are not convertible or exchangeable. These issuances do not contain any financial covenants which restrict the Company's ability to pay dividends or repurchase Company stock.
Maturities
The following tables provide details of significant long-term debt maturities during fiscal 2026 and 2025, respectively:

(Amounts in millions)
Maturity Date	Principal Amount	Interest Rate	Repayment
June 26, 2025	$875	3.550%	$875
September 9, 2025	$1,750	3.900%	1,750
Total			$2,625

(Amounts in millions)
Maturity Date	Principal Amount	Interest Rate	Repayment
April 22, 2024	$1,500	3.300%	$1,500
July 8, 2024	$990	2.850%	990
July 18, 2024	¥40,000	0.298%	253
December 15, 2024	$630	2.650%	630
Total			$3,373
Note 6. Leases
The Company leases certain retail locations, distribution and fulfillment centers, warehouses, office spaces, land and equipment throughout the U.S. and internationally. The Company's lease costs recognized in the Consolidated Statements of Income consist of the following:

	Fiscal Years Ended January 31,
(Amounts in millions)	2026	2025	2024
Operating lease cost	$2,434	$2,347	$2,277
Finance lease cost:
Amortization of right-of-use assets	888	891	755
Interest on lease obligations	383	381	326
Variable lease cost	1,180	1,145	1,082
Other lease information is as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2026	2025	2024
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$2,315	$2,390	$2,273
Operating cash flows from finance leases	377	375	315
Financing cash flows from finance leases	891	908	1,055
Assets obtained in exchange for operating lease obligations	2,303	1,974	1,514
Assets obtained in exchange for finance lease obligations	703	1,455	1,572

	As of January 31,
	2026	2025
Weighted-average remaining lease term - operating leases	11.3 years	11.3 years
Weighted-average remaining lease term - finance leases	11.5 years	11.7 years
Weighted-average discount rate - operating leases	6.7%	6.5%
Weighted-average discount rate - finance leases	7.0%	6.7%
The aggregate annual lease obligations at January 31, 2026, are as follows:

(Amounts in millions)
Fiscal Year	Operating Leases	Finance Leases
2027	$2,453	$1,228
2028	2,361	1,132
2029	2,214	955
2030	2,008	805
2031	1,796	692
Thereafter	11,792	6,003
Total undiscounted lease obligations	22,624	10,815
Less imputed interest	(7,052)	(4,054)
Net lease obligations	$15,572	$6,761

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
As described in Note 1, the Company measures the fair value of certain equity investments, including certain immaterial equity method investments where the Company has elected the fair value option, as well as debt investments classified as trading on a recurring basis primarily within other long-term assets in the accompanying Consolidated Balance Sheets. The associated gains and losses from fair value changes for these investments are recognized within other gains and losses in the Consolidated Statements of Income. Other gains and losses included a gain of $2.1 billion and losses of $0.8 billion and $3.0 billion for fiscal 2026, 2025, and 2024, respectively, driven primarily by fair value changes on these investments, as well as other immaterial activity. The fair value of these investments is as follows:

(Amounts in millions)	Fair Value as of January 31, 2026	Fair Value as of January 31, 2025
Equity investments measured using Level 1 inputs	$1,037	$959
Equity investments measured using Level 2 inputs	3,462	2,082
Debt investments measured using Level 3 inputs	1,176	1,181
Total	$5,675	$4,222
The fair value of these investments increased $1.5 billion during fiscal 2026, primarily due to gains and losses resulting from net changes in the underlying stock prices of the equity investments and certain other immaterial investment activity, partially offset by the sale of certain investments. The fair value of investments decreased $4.2 billion during fiscal 2025 primarily due to the sale of the Company's investment in JD.com, as well as gains and losses resulting from net changes in the underlying stock prices of the equity investments, along with certain other immaterial investment activity.
Sale of Investment
In August 2024, the Company sold its investment in JD.com for net proceeds of approximately $3.6 billion and recorded a realized loss of $0.3 billion within other gains and losses.
Derivatives
The Company also has derivatives recorded at fair value. Derivative fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of January 31, 2026 and January 31, 2025, the notional amounts and fair values of these derivatives were as follows:

	January 31, 2026			January 31, 2025
(Amounts in millions)	Notional Amount	Fair Value		Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$4,771	$(411)	(1)	$4,771	$(611)	(1)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	6,020	(920)	(1)	5,452	(1,388)	(1)
Total	$10,791	$(1,331)		$10,223	$(1,999)
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
The Company did not have any material assets or liabilities resulting in nonrecurring fair value measurements as of January 31, 2026 and January 31, 2025.
Other Fair Value Disclosures
The Company records cash and cash equivalents, restricted cash and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.

The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on observable prices of identical instruments in less active markets. The carrying value and fair value of the Company's long-term debt as of January 31, 2026 and 2025, are as follows:

	January 31, 2026		January 31, 2025
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$38,166	$36,777	$35,999	$33,790
Note 8. Taxes
The components of income before income taxes are as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2026	2025	2024
U.S.	$23,272	$18,571	$20,092
Non-U.S.	6,197	7,738	1,756
Total income before income taxes	$29,469	$26,309	$21,848
A summary of the provision for income taxes is as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2026	2025	2024
Current:
U.S. federal	$2,128	$3,478	$3,215
U.S. state and local	678	886	762
Non-U.S.	2,116	2,451	1,772
Total current tax provision	4,922	6,815	5,749
Deferred:
U.S. federal	2,010	(214)	(438)
U.S. state and local	294	30	141
Non-U.S.	(27)	(479)	126
Total deferred tax expense (benefit)	2,277	(663)	(171)
Total provision for income taxes	$7,199	$6,152	$5,578
A summary of the cash paid for income taxes is as follows:

Fiscal Year Ended January 31,
(Amounts in millions)	2026
Cash taxes paid in total	$5,364
U.S. federal	1,743
U.S. state and local	895
Non-U.S.	2,726

Cash taxes paid by jurisdiction
U.S. federal	1,743
Mexico	1,285
China	382

Effective Income Tax Rate Reconciliation
A reconciliation of the significant differences between the U.S. statutory tax rate and the effective income tax rate on pre-tax income from continuing operations for fiscal year 2026 is as follows:

	Fiscal Year Ended January 31, 2026
	Amount	Percent
U.S. federal statutory tax rate	$6,188	21.0%

State and local income tax, net of federal (national) income tax effect	760	2.6%

Foreign tax effects
India
Changes in valuation allowances	461	1.6%
Other	(93)	(0.3)%
Luxembourg
Changes in valuation allowances	(1,811)	(6.1)%
Internal reorganization	1,814	6.2%
Other	83	0.3%
Other foreign jurisdictions	498	1.7%
Effect of cross-border tax laws	400	1.4%
Tax credits
Foreign tax credits	(586)	(2.0)%
Research and development tax credits	(323)	(1.1)%
Other	(167)	(0.6)%
Changes in valuation allowances	374	1.3%
Nontaxable or nondeductible items
Share based compensation	(373)	(1.3)%
Internal reorganization	(349)	(1.2)%
Other	132	0.4%
Changes in unrecognized tax benefits	301	1.0%
Other adjustments	(110)	(0.5)%
Effective income tax rate	$7,199	24.4%
A reconciliation of the significant differences between the U.S. statutory tax rate and the effective income tax rate on pre-tax income from continuing operations for fiscal years 2025 and 2024 is as follows:

	Fiscal Years Ended January 31,
	2025	2024
U.S. statutory tax rate	21.0%	21.0%
U.S. state income taxes, net of federal income tax benefit	2.8%	3.0%
Income taxed outside the U.S.	1.3%	0.1%
Valuation allowance	0.4%	1.2%
Net impact of repatriated international earnings	(0.6)%	(0.4)%
Federal tax credits	(1.4)%	(1.5)%
Change in unrecognized tax benefits	0.3%	0.6%
Other, net	(0.4)%	1.5%
Effective income tax rate	23.4%	25.5%

Deferred Taxes
The significant components of the Company's deferred tax account balances are as follows:

	January 31,
(Amounts in millions)	2026	2025
Deferred tax assets:
Loss and tax credit carryforwards	$4,615	$7,539
Accrued liabilities	3,504	3,009
Lease obligations	5,181	4,611
Other	1,239	1,339
Total deferred tax assets	14,539	16,498
Valuation allowances	(4,421)	(7,405)
Deferred tax assets, net of valuation allowances	10,118	9,093
Deferred tax liabilities:
Property and equipment	6,122	4,303
Acquired intangibles	1,066	1,096
Inventory	3,570	3,336
Lease right of use assets	5,345	4,816
Other	1,373	813
Total deferred tax liabilities	17,476	14,364
Net deferred tax liabilities	$7,358	$5,271
The deferred taxes noted above are classified as follows in the Company's Consolidated Balance Sheets:

	January 31,
(Amounts in millions)	2026	2025
Balance Sheet classification
Assets:
Other long-term assets	$1,891	$1,748
Liabilities:
Deferred income taxes and other	9,249	7,019
Net deferred tax liabilities	$7,358	$5,271
Net Operating Losses, Tax Credit Carryforwards and Valuation Allowances
As of January 31, 2026, the Company's net operating loss and capital loss carryforwards totaled approximately $19.6 billion. Of these carryforwards, approximately $13.1 billion will expire, if not utilized, in various years through 2046. The remaining carryforwards have no expiration.
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
The Company had valuation allowances of approximately $4.4 billion and $7.4 billion as of January 31, 2026 and 2025, respectively, on deferred tax assets associated primarily with the net operating loss carryforwards.
Uncertain Tax Positions
The benefits of uncertain tax positions are recorded in the Company's Consolidated Financial Statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities.
As of January 31, 2026 and 2025, the amount of gross unrecognized tax benefits related to continuing operations was $2.4 billion and $3.8 billion, respectively. The amount of unrecognized tax benefits that would affect the Company's effective income tax rate was $2.0 billion as of January 31, 2026 and 2025.

A reconciliation of gross unrecognized tax benefits from continuing operations is as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2026	2025	2024
Gross unrecognized tax benefits, beginning of year	$3,757	$3,540	$3,307
Increases related to prior year tax positions	342	445	336
Decreases related to prior year tax positions	(1,360)	(228)	(74)
Increases related to current year tax positions	94	93	102
Settlements during the period	(328)	(77)	(102)
Lapse in statutes of limitations	(65)	(16)	(29)
Gross unrecognized tax benefits, end of year	$2,440	$3,757	$3,540
The Company classifies interest and penalties related to uncertain tax benefits as interest expense and as operating, selling, general and administrative expenses, respectively. Interest expense and penalties related to these positions were immaterial for fiscal 2026, 2025 and 2024.
The Company remains subject to income tax examinations for its U.S. federal income taxes generally for fiscal 2018 through 2025. The Company also remains subject to income tax examinations for international income taxes for fiscal 2015 through 2025, and for U.S. state and local income taxes generally for the fiscal years ended 2018 through 2025. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before fiscal 2015.
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
Ongoing Opioid-Related Litigation
The Company will continue to vigorously defend against any opioid-related matters not settled or otherwise resolved, including, but not limited to, each of the matters described below; any other actions filed by healthcare providers, individuals, and third-party payers; and any action filed by a political subdivision or Native American tribe that elected not to join the settlement described above. Accordingly, the Company has not accrued a liability for these opioid-related matters nor can the Company reasonably estimate any loss or range of loss that may arise from these matters. The Company can provide no assurance as to the scope and outcome of any of the opioid-related matters and no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.

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
Several opioid-related cases against the Company remain pending in the MDL and in state and federal courts. The plaintiffs include healthcare providers, third-party payers, individuals and others and seek compensatory and punitive damages and injunctive relief, including abatement. Four cases brought by third-party payers and one case brought by a hospital system have been selected as bellwether cases to proceed through discovery in the MDL, and the MDL Court may designate additional bellwether cases in the future. The Florida Health Sciences Center case pending in state court in Florida asserts claims on behalf of several hospital systems against the Company and other defendants. A jury trial in this matter commenced on September 18, 2025 and ended on December 8, 2025, at which time the Court declared a mistrial. The Court has scheduled retrial to commence on August 27, 2026.
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
Other Legal Proceedings
Asda Equal Value Claims. Asda, formerly a subsidiary of the Company, is a defendant in certain equal value claims that began in 2008 and are proceeding in the United Kingdom before an Employment Tribunal in Manchester and before the High Court. Claims have been brought by approximately 73,000 current and former Asda store employees who allege their work is of equal value to the work done by employees in Asda's distribution centers and that the difference in pay and conditions between the different jobs is not objectively justified. Additional employees may assert claims in the future. The High Court claims are stayed pending the determination of a cohort of claims brought in the Employment Tribunal. The legal proceedings to consider these equal value claims are in three phases, and the first two phases are complete. On January 31, 2025 and February 25, 2026, the Employment Tribunal issued rulings that certain of the claims are permitted to advance to the third phase. The hearing on the third phase is scheduled to begin on November 23, 2026. There are factual and legal defenses to the equal value claims, and the Company intends to vigorously defend them. Subsequent to the divestiture of Asda in February 2021, the Company continues to oversee the conduct of the defense of these claims. While potential liability for these claims remains with Asda, the Company has agreed to provide indemnification with respect to certain of these claims up to a contractually determined amount. The Company cannot predict the number of such claims that may ultimately be filed and cannot reasonably estimate any loss or range of loss that may arise related to these proceedings. Accordingly, the Company can provide no assurance as to the scope and outcome of these matters.
Money Transfer Agent Services Matter. The Company has responded to grand jury subpoenas issued by the United States Attorney's Office for the Middle District of Pennsylvania on behalf of the DOJ seeking documents regarding the Company's consumer fraud prevention program and anti-money laundering compliance related to the Company's money transfer services, where Walmart is an agent. The most recent subpoena was issued in August 2020. Walmart's responses to DOJ's subpoenas have been complete since 2021. While it has cooperated with the DOJ's review, the Company intends to vigorously defend this matter should the DOJ decide to pursue it further. The Company can provide no assurance as to the scope and outcome of this matter and cannot reasonably estimate any loss or range of loss that may arise. Accordingly, the Company can provide no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.

Driver Platform Matters. The Company, the Federal Trade Commission ("FTC") and certain states have reached a settlement regarding investigations into payment and operational practices of its Spark Driver platform pursuant to a stipulated order entered on March 3, 2026. Pursuant to the settlement and without admitting liability, the Company agreed to entry of a judgment of $100 million and to maintain certain programmatic practices and reporting obligations for a period of 10 years. Approximately $63 million of the judgment was suspended, pursuant to the terms of the stipulated order (reflecting amounts that have already been paid to drivers and other considerations reflected in the settlement), and the Company accrued the remainder of approximately $37 million as of January 31, 2026. The Company continues discussions regarding these matters with certain other state representatives.
The Company has also been responding to subpoenas, information requests and investigations from governmental entities with respect to the payment of drivers, independent contractor classification of drivers and certain operational issues regarding its Spark Driver platform. The Company is defending putative representative action civil litigation relating to driver classification and defending other civil litigation and arbitration claims in connection with the platform. The Company intends to vigorously defend itself in these matters. However, the Company can provide no assurance as to the scope and outcome of these matters and cannot reasonably estimate any loss or range of loss that may arise. Accordingly, the Company can provide no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.
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

Note 10. Retirement-Related Benefits
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
The following table summarizes the contribution expense related to the Company's defined contribution plans for fiscal 2026, 2025 and 2024:

	Fiscal Years Ended January 31,
(Amounts in millions)	2026	2025	2024
Defined contribution plans:
U.S.	$1,810	$1,751	$1,528
International	86	78	85
Total contribution expense for defined contribution plans	$1,896	$1,829	$1,613
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

	Fiscal Years Ended January 31,
(Amounts in millions)	2026	2025	2024
Walmart U.S.
Net sales	$482,975	$462,415	$441,817
Membership and other income	2,624	2,594	1,985
Total revenues	485,599	465,009	443,802
Cost of sales	350,360	336,451	323,563
Operating, selling, general and administrative expenses	110,081	104,676	98,085
Operating income	$25,158	$23,882	$22,154

Walmart International
Net sales	$130,423	$121,885	$114,641
Membership and other income	1,565	1,478	1,408
Total revenues	131,988	123,363	116,049
Cost of sales	102,576	95,267	89,831
Operating, selling, general and administrative expenses	24,309	22,595	21,309
Operating income	$5,103	$5,501	$4,909

Sam's Club U.S.(1)
Net sales	$93,015	$90,238	$86,179
Membership and other income	2,525	2,323	2,051
Total revenues	95,540	92,561	88,230
Cost of sales	82,459	80,035	76,748
Operating, selling, general and administrative expenses	10,639	10,122	9,290
Operating income	$2,442	$2,404	$2,192

Corporate and support
Membership and other income(2)	$36	$52	$44
Operating, selling, general and administrative expenses	2,914	2,491	2,287
Operating loss	$(2,878)	$(2,439)	$(2,243)

Consolidated
Net sales	$706,413	$674,538	$642,637
Membership and other income	6,750	6,447	5,488
Total revenues	713,163	680,985	648,125
Cost of sales	535,395	511,753	490,142
Operating, selling, general and administrative expenses	147,943	139,884	130,971
Operating income	29,825	29,348	27,012
Interest, net	2,431	2,245	2,137
Other (gains) and losses	(2,075)	794	3,027
Income before income taxes	$29,469	$26,309	$21,848
(1)Total fuel-related expenses for Sam's Club U.S. were $8.7 billion, $9.9 billion, and $10.6 billion in fiscal 2026, fiscal 2025, and fiscal 2024, respectively.
(2)Includes other income from corporate campus facilities.

Total assets, depreciation and amortization, and capital expenditures for the Company's segments, as well as for Corporate and support, are as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2026	2025	2024
Walmart U.S.
Total assets	$165,627	$150,006	$137,782
Depreciation and amortization	9,390	8,549	7,671
Capital expenditures	20,157	16,466	13,877
Walmart International
Total assets	$86,093	$80,016	$86,136
Depreciation and amortization	2,304	2,260	2,159
Capital expenditures	3,197	3,178	2,911
Sam's Club U.S.
Total assets	$17,186	$16,862	$15,682
Depreciation and amortization	782	706	642
Capital expenditures	914	1,212	1,041
Corporate and support
Total assets	$15,762	$13,939	$12,799
Depreciation and amortization	1,727	1,458	1,381
Capital expenditures	2,374	2,927	2,777
Consolidated
Total assets	$284,668	$260,823	$252,399
Depreciation and amortization	14,203	12,973	11,853
Capital expenditures	26,642	23,783	20,606
Total revenues and long-lived assets, consisting primarily of net property and equipment and lease right-of-use assets, aggregated by the Company's U.S. and non-U.S. operations, are as follows:

	Fiscal Years Ended January 31,
(Amounts in millions)	2026	2025	2024
Revenues
U.S. operations	$581,175	$557,622	$532,076
Non-U.S. operations	131,988	123,363	116,049
Total revenues	$713,163	$680,985	$648,125

Long-lived assets
U.S. operations	$128,366	$115,250	$104,480
Non-U.S. operations	28,590	24,455	25,858
Total long-lived assets	$156,956	$139,705	$130,338
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

(Amounts in millions)	Fiscal Years Ended January 31,
Walmart U.S. net sales by merchandise category	2026	2025	2024
Grocery	$285,482	$276,003	$264,210
General merchandise	115,060	113,921	113,985
Health and wellness	69,547	62,092	54,898
Other	12,886	10,399	8,724
Total	$482,975	$462,415	$441,817
Of Walmart U.S.'s total net sales, approximately $99.6 billion, $79.3 billion and $65.4 billion related to eCommerce for fiscal 2026, 2025 and 2024, respectively.

(Amounts in millions)	Fiscal Years Ended January 31,
Walmart International net sales by market	2026	2025	2024
Mexico and Central America	$52,492	$51,970	$49,726
China	24,623	19,975	17,011
Canada	23,724	23,035	22,639
Other	29,584	26,905	25,265
Total	$130,423	$121,885	$114,641
Of Walmart International's total net sales, approximately $35.8 billion, $29.5 billion and $24.8 billion related to eCommerce for fiscal 2026, 2025 and 2024, respectively.

(Amounts in millions)	Fiscal Years Ended January 31,
Sam's Club U.S. net sales by merchandise category	2026	2025	2024
Grocery	$64,706	$61,253	$57,565
Fuel and other	11,570	12,960	13,707
General merchandise	11,549	11,215	10,947
Health and wellness	5,190	4,810	3,960
Total	$93,015	$90,238	$86,179
Of Sam's Club U.S.'s total net sales, approximately $15.0 billion, $12.1 billion and $9.9 billion related to eCommerce for fiscal 2026, 2025 and 2024, respectively.
Note 12. Subsequent Event
Dividends Declared
The Company approved, effective February 19, 2026, the fiscal 2027 annual dividend of $0.99 per share, an increase over the fiscal 2026 dividend of $0.94 per share. For fiscal 2027, the annual dividend will be paid in four quarterly installments of $0.2475 per share, according to the following record and payable dates:

Record Date	Payable Date
March 20, 2026	April 6, 2026
May 8, 2026	May 26, 2026
August 21, 2026	September 8, 2026
December 11, 2026	January 4, 2027

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2026 was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.
Report on Internal Control Over Financial Reporting
Management has responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2026. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control-Integrated Framework (2013). Management concluded that based on its assessment, Walmart's internal control over financial reporting was effective as of January 31, 2026. The Company's internal control over financial reporting as of January 31, 2026, has been audited by Ernst & Young LLP as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting as of January 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Security Trading Plans of Directors and Executive Officers
On December 24, 2025, Chris Nicholas, Executive Vice President, President and Chief Executive Officer, Walmart International, entered into a stock trading plan designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934. Under the terms of the plan, Mr. Nicholas will sell an aggregate 34,800 shares of common stock in trades scheduled from April 2026 through March 2027. The plan will terminate in March 2027.
Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934
Section 13(r) of the Exchange Act, requires an issuer to disclose certain information in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings with individuals or entities subject to specific U.S. economic sanctions during the reporting period.
The information provided pursuant to Section 13(r) of the Exchange Act in Part II, Item 5 Other Information of the Company's Quarterly Reports on Form 10-Q for the quarters ended July 31, 2025 and October 31, 2025, is incorporated herein by reference.

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
Information required by this Item 10 with respect to the Company's directors and certain family relationships is incorporated by reference to such information under the caption "Proposal No. 1 – Election of Directors" included in our Proxy Statement relating to our 2026 Annual Meeting of Shareholders (our "Proxy Statement").
No material changes have been made to the procedures by which shareholders of the Company may recommend nominees to our Board of Directors since those procedures were disclosed in our proxy statement relating to our 2025 Annual Shareholders' Meeting as previously filed with the SEC.
The information regarding our Audit Committee, including our audit committee financial experts, our Reporting Protocols for Senior Financial Officers and our Code of Conduct applicable to all of our associates, including our Chief Executive Officer, Chief Financial Officer and our Controller, who is our principal accounting officer, required by this Item 10 is incorporated herein by reference to the information under the captions "Corporate Governance" and "Proposal No. 2: Ratification of Independent Accountants" included in our Proxy Statement. "Item 1. Business" above contains information relating to the availability of a copy of our Reporting Protocols for Senior Financial Officers and our Code of Conduct and the posting of amendments to and any waivers of the Reporting Protocols for Senior Financial Officers and our Code of Conduct on our website.
The Company has an insider trading policy ("Insider Trading Policy") that governs the purchase, sale and other dispositions of Walmart securities by its directors, officers, associates and the Company itself. The Insider Trading Policy states, among other things, that our directors, officers and associates are prohibited from trading in such securities while in possession of material, nonpublic information. The Company is also prohibited from trading in Walmart securities while in possession of material, nonpublic information related to the Company unless such trading activity complies with all applicable securities laws. The Company believes the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable Nasdaq listing standards. The foregoing summary of our Insider Trading Policy does not purport to be complete and is qualified by reference to the Insider Trading Policy filed as Exhibit 19 to this Annual Report on Form 10-K.

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
The information required by this Item 14 is incorporated herein by reference to the information under the caption "Proposal No. 2 – Ratification of Independent Accountants" included in our Proxy Statement.

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

10.3*	Walmart Inc. 2016 Associate Stock Purchase Plan, as amended effective February 4, 2026 (C)

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

10.6	Walmart Inc. Stock Incentive Plan of 2025 is incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed December 18, 2025 (C)

10.7*	Walmart Inc. Director Compensation Deferral Plan, as amended effective February 1, 2018 (C)

10.8
Form of Post-Termination Agreement and Covenant Not to Compete with attached Schedule of Executive Officers who have executed a Post-Termination Agreement and Covenant Not to Compete is incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2011, filed on March 30, 2011 (C)

10.8(a)*
Amended Schedule of Executive Officers who have executed a Post-Termination Agreement and Covenant Not to Compete in the form filed as Exhibit 10(p) to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2011 (C)

10.9
Form of Walmart Inc. Stock Incentive Plan of 2015 Restricted Stock Notification of Award and Terms and Conditions of Award is incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2022, filed March 18, 2022 (C)

10.10
Form of Walmart Inc. Stock Incentive Plan of 2015 Global Share-Settled Performance-Based Restricted Stock Unit Notification and Terms and Conditions is incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2022, filed on March 18, 2022 (C)

10.11
Form of Walmart Inc. Stock Incentive Plan of 2025 Global Restricted Stock Notification of Award and Terms and Conditions of Award is incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of the Company for the quarter ended October 31, 2025, filed on December 3, 2025 (C)

10.12
Form of Walmart Inc. Stock Incentive Plan of 2025 Global Share-Settled Performance Based Restricted Stock Unit Notification and Terms and Conditions is incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q of the Company for the quarter end October 31, 2025, filed on December 3, 2025(C)

10.13
Walmart Inc. Officer Deferred Compensation Plan, as amended and restated effective February 1, 2023 is incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 2023 filed on March 17, 2023 (C)

10.14
Post Termination Agreement and Covenant Not to Compete by and between the Company and Suresh Kumar dated June 6, 2019 is incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the fiscal year ended January 31, 2020 filed on March 20, 2020 (C)

10.15
Share Issuance and Acquisition Agreement by and between Flipkart Private Limited and Walmart Inc. dated as of May 9, 2018 is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 2018 filed on September 6, 2018 (portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.)

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

10.17
Retirement Agreement by and between the Company and Judith McKenna dated August 16, 2023 is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 2023 filed on September 1, 2023 (C)

10.18
Retirement Agreement by and between the Company and Doug McMillon dated November 13, 2025 is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended October 31, 2025 filed on December 3, 2025 (C)

10.19*	Separation Agreement between the Company and Kathryn McLay dated January 28, 2026 (C)

19*	Insider Trading Policy

21*	List of the Company's Significant Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Chief Executive Officer Section 302 Certification

31.2*	Chief Financial Officer Section 302 Certification

32.1**	Chief Executive Officer Section 906 Certification

32.2**	Chief Financial Officer Section 906 Certification

97.1*	Walmart Executive Compensation Recoupment Policy

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
(C)	This Exhibit is a management contract or compensatory plan or arrangement
(P)	This Exhibit was originally filed in paper format. Accordingly, a hyperlink has not been provided.
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

Walmart Inc.

Date: March 13, 2026	By	/s/ John R. Furner
John R. Furner
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 13, 2026	By	/s/ John R. Furner
John R. Furner
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 13, 2026	By	/s/ Gregory B. Penner
Gregory B. Penner
Chairman of the Board and Director

Date: March 13, 2026	By	/s/ John David Rainey
John David Rainey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 13, 2026	By	/s/ Dwayne M. Milum
Dwayne M. Milum
Senior Vice President and Controller
(Principal Accounting Officer)
Signature Page to Walmart Inc.
Form 10-K for the Fiscal Year Ended January 31, 2026

Date: March 13, 2026	By	/s/ Cesar Conde
Cesar Conde
Director

Date: March 13, 2026	By	/s/ Timothy P. Flynn
Timothy P. Flynn
Director

Date: March 13, 2026	By	/s/ Sarah Friar
Sarah Friar
Director

Date: March 13, 2026	By	/s/ Carla A. Harris
Carla A. Harris
Director

Date: March 13, 2026	By	/s/ Thomas W. Horton
Thomas W. Horton
Director

Date: March 13, 2026	By	/s/ Marissa A. Mayer
Marissa A. Mayer
Director

Date: March 13, 2026	By	/s/ C. Douglas McMillon
C. Douglas McMillon
Director

Date: March 13, 2026	By	/s/ Shishir Mehrotra
Shishir Mehrotra
Director

Date: March 13, 2026	By	/s/ Robert E. Moritz, Jr.
Robert E. Moritz, Jr.
Director

Date: March 13, 2026	By	/s/ Brian Niccol
Brian Niccol
Director

Date: March 13, 2026	By	/s/ Randall L. Stephenson
Randall L. Stephenson
Director

Date: March 13, 2026	By	/s/ Steuart L. Walton
Steuart L. Walton
Director

Signature Page to Walmart Inc.
Form 10-K for the Fiscal Year Ended January 31, 2026