Form 10-Q
period 2026-04-30
Walmart Inc.
filed 2026-05-29
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended April 30, 2026.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The registrant had 7,958,079,155 shares of common stock outstanding as of May 27, 2026.

Walmart Inc.
Form 10-Q
For the Quarterly Period Ended April 30, 2026

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
Walmart Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2026	2025
Revenues:
Net sales	$175,684	$163,981
Membership and other income	2,067	1,628
Total revenues	177,751	165,609
Costs and expenses:
Cost of sales	133,058	124,303
Operating, selling, general and administrative expenses	37,200	34,171
Operating income	7,493	7,135
Interest:
Debt	574	519
Finance lease	125	118
Interest income	(79)	(93)
Interest, net	620	544
Other (gains) and losses	(275)	597
Income before income taxes	7,148	5,994
Provision for income taxes	1,658	1,355
Consolidated net income	5,490	4,639
Consolidated net income attributable to noncontrolling interest	(160)	(152)
Consolidated net income attributable to Walmart	$5,330	$4,487

Net income per common share:
Basic net income per common share attributable to Walmart	$0.67	$0.56
Diluted net income per common share attributable to Walmart	0.67	0.56

Weighted-average common shares outstanding:
Basic	7,969	8,011
Diluted	7,999	8,051

Dividends declared per common share	$0.99	$0.94
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,
(Amounts in millions)	2026	2025
Consolidated net income	$5,490	$4,639
Consolidated net income attributable to noncontrolling interest	(160)	(152)
Consolidated net income attributable to Walmart	5,330	4,487

Other comprehensive income (loss), net of income taxes	(966)	345
Other comprehensive (income) loss attributable to noncontrolling interest	131	(36)
Other comprehensive income (loss) attributable to Walmart	(835)	309

Comprehensive income, net of income taxes	4,524	4,984
Comprehensive income attributable to noncontrolling interest	(29)	(188)
Comprehensive income attributable to Walmart	$4,495	$4,796
See accompanying notes.

Walmart Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	January 31,	April 30,
(Amounts in millions)	2026	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$10,729	$10,727	$9,311
Receivables, net	10,662	11,172	9,686
Inventories	62,570	58,851	57,467
Prepaid expenses and other	4,433	4,124	3,789
Total current assets	88,394	84,874	80,253

Property and equipment, net	137,789	136,083	121,261
Operating lease right-of-use assets	15,220	14,750	13,567
Finance lease right-of-use assets, net	6,033	6,123	6,056
Goodwill	28,152	28,735	28,866
Other long-term assets	14,019	14,103	12,369
Total assets	$289,607	$284,668	$262,372

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$10,673	$6,596	$5,595
Accounts payable	62,876	63,061	57,700
Dividends payable	5,921	—	5,660
Accrued liabilities	27,530	31,187	26,085
Accrued income taxes	1,174	596	1,465
Long-term debt due within one year	3,896	3,542	4,085
Operating lease obligations due within one year	1,662	1,631	1,539
Finance lease obligations due within one year	851	856	791
Total current liabilities	114,583	107,469	102,920

Long-term debt	36,887	34,624	36,520
Long-term operating lease obligations	14,388	13,941	12,797
Long-term finance lease obligations	5,822	5,905	5,878
Deferred income taxes and other	16,952	16,549	13,609

Commitments and contingencies

Redeemable noncontrolling interest	293	293	307

Shareholders' equity:
Common stock	796	797	799
Capital in excess of par value	6,898	6,816	5,441
Retained earnings	100,241	104,774	90,849
Accumulated other comprehensive loss	(13,605)	(12,770)	(13,296)
Total Walmart shareholders' equity	94,330	99,617	83,793
Nonredeemable noncontrolling interest	6,352	6,270	6,548
Total shareholders' equity	100,682	105,887	90,341
Total liabilities, redeemable noncontrolling interest, and shareholders' equity	$289,607	$284,668	$262,372
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2026	7,969	$797	$6,816	$104,774	$(12,770)	$99,617	$6,270	$105,887
Consolidated net income	—	—	—	5,330	—	5,330	175	5,505
Other comprehensive loss, net of immaterial income taxes	—	—	—	—	(835)	(835)	(131)	(966)
Dividends declared ($0.99 per share)	—	—	—	(7,896)	—	(7,896)	—	(7,896)
Purchase of Company stock	(17)	(2)	(128)	(1,966)	—	(2,096)	—	(2,096)
Other	10	1	210	(1)	—	210	38	248
Balances as of April 30, 2026	7,962	$796	$6,898	$100,241	$(13,605)	$94,330	$6,352	$100,682

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2025	8,024	$802	$5,503	$98,313	$(13,605)	$91,013	$6,408	$97,421
Consolidated net income	—	—	—	4,487	—	4,487	161	4,648
Other comprehensive income, net of immaterial income taxes	—	—	—	—	309	309	36	345
Dividends declared ($0.94 per share)	—	—	—	(7,540)	—	(7,540)	—	(7,540)
Purchase of Company stock	(51)	(5)	(243)	(4,350)	—	(4,598)	—	(4,598)
Other	13	2	181	(61)	—	122	(57)	65
Balances as of April 30, 2025	7,986	$799	$5,441	$90,849	$(13,296)	$83,793	$6,548	$90,341
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
(Amounts in millions)	2026	2025
Cash flows from operating activities:
Consolidated net income	$5,490	$4,639
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	3,821	3,369
Investment (gains) and losses, net	(260)	551
Deferred income taxes	640	(76)
Other operating activities	411	501
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	395	268
Inventories	(3,833)	(807)
Accounts payable	1,177	(310)
Accrued liabilities	(3,351)	(3,627)
Accrued income taxes	248	903
Net cash provided by operating activities	4,738	5,411

Cash flows from investing activities:
Payments for property and equipment	(6,684)	(4,986)
Proceeds from disposal of property and equipment	36	25
Other investing activities	(89)	(132)
Net cash used in investing activities	(6,737)	(5,093)

Cash flows from financing activities:
Net change in short-term borrowings	4,130	2,521
Proceeds from issuance of long-term debt	4,230	3,983
Repayments of long-term debt	(1,504)	—
Dividends paid	(1,972)	(1,880)
Purchase of Company stock	(2,080)	(4,555)
Other financing activities	(476)	(61)
Net cash provided by financing activities	2,328	8

Effect of exchange rates on cash, cash equivalents and restricted cash	(331)	70

Net increase (decrease) in cash, cash equivalents and restricted cash	(2)	396
Cash, cash equivalents and restricted cash at beginning of year	11,321	9,536
Cash, cash equivalents and restricted cash at end of period	$11,319	$9,932
See accompanying notes.

Walmart Inc.
Notes to Condensed Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The Condensed Consolidated Financial Statements of Walmart Inc. and its subsidiaries ("Walmart" or the "Company") and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2026 ("fiscal 2026"). Therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K.
The Company's Condensed Consolidated Financial Statements are based on a fiscal year ending January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag based on a calendar year. There were no significant intervening events during the month of April 2026 related to the consolidated operations using a lag that materially affected the Condensed Consolidated Financial Statements.
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
Supplier Financing Program Obligations
The Company has supplier financing programs with financial institutions, whereby the Company agrees to pay the financial institution the stated amount of confirmed invoices on the invoice due date for participating suppliers. Participation in these programs is optional and solely up to the supplier, who negotiates the terms of the arrangement directly with the financial institution and may allow early payment. The outstanding payment obligations to financial institutions under these programs were $5.9 billion, $6.0 billion and $5.6 billion as of April 30, 2026, January 31, 2026 and April 30, 2025, respectively.
Recent Accounting Pronouncements
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
Note 2. Net Income Per Common Share
Basic net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards as determined under the treasury stock method. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted net income per common share attributable to Walmart for the three months ended April 30, 2026 and 2025.

The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Walmart:

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2026	2025
Numerator
Consolidated net income	$5,490	$4,639
Consolidated net income attributable to noncontrolling interest	(160)	(152)
Consolidated net income attributable to Walmart	$5,330	$4,487

Denominator
Weighted-average common shares outstanding, basic	7,969	8,011
Dilutive impact of share-based awards	30	40
Weighted-average common shares outstanding, diluted	7,999	8,051

Net income per common share attributable to Walmart
Basic	$0.67	$0.56
Diluted	0.67	0.56
Note 3. Short-term Borrowings and Long-term Debt
The Company has various committed lines of credit in the U.S. to support its commercial paper program. In April 2026, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion as well as its five-year credit facility of $5.0 billion. In total, the Company had committed lines of credit in the U.S. of $15.0 billion at April 30, 2026 and January 31, 2026, all undrawn.
The following table provides the changes in the Company's long-term debt for the three months ended April 30, 2026:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2026	$3,542	$34,624	$38,166
Proceeds from issuance of long-term debt(1)	—	4,230	4,230
Repayments of long-term debt	(1,504)	—	(1,504)
Reclassifications of long-term debt	1,873	(1,873)	—
Currency and other adjustments	(15)	(94)	(109)
Balances as of April 30, 2026	$3,896	$36,887	$40,783
(1)Proceeds from issuance of long-term debt are net of deferred loan costs and any related discount or premium.
Debt Issuances
Information on significant long-term debt issued during the three months ended April 30, 2026, for general corporate purposes, is as follows:

(Amounts in millions)
Issue Date	Principal Amount	Maturity Date	Interest Rate	Net Proceeds
April 30, 2026	$350	April 30, 2029	Floating	$349
April 30, 2026	$650	April 30, 2029	4.000%	$648
April 30, 2026	$1,000	April 30, 2031	4.150%	$994
April 30, 2026	$1,250	April 30, 2033	4.450%	$1,244
April 30, 2026	$1,000	April 30, 2036	4.750%	$995
Total				$4,230
These issuances are senior, unsecured notes which rank equally with all other senior, unsecured debt obligations of the Company, and are not convertible or exchangeable. These issuances do not contain any financial covenants and do not restrict the Company's ability to pay dividends or repurchase company stock.

Maturities
Information on significant long-term debt maturities during the three months ended April 30, 2026 is as follows:

(Amounts in millions)
Maturity Date	Principal Amount	Interest Rate	Repayment
April 8, 2026	€650	2.550%	$754
April 15, 2026	$750	4.000%	750
			$1,504
Note 4. Fair Value Measurements
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

(Amounts in millions)	Fair Value as of April 30, 2026	Fair Value as of January 31, 2026
Equity investments measured using Level 1 inputs	$1,033	$1,037
Equity investments measured using Level 2 inputs	3,784	3,462
Debt investments measured using Level 3 inputs	1,192	1,176
Total	$6,009	$5,675
The fair value of these investments increased $0.3 billion and decreased $0.5 billion for the three months ended April 30, 2026 and 2025, respectively, primarily due to gains and losses resulting from net changes in the underlying stock prices of the investments and certain other immaterial investment activity.
The Company also has derivatives recorded at fair value. Derivative fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of April 30, 2026 and January 31, 2026, the notional amounts and fair values of these derivatives were as follows:

	April 30, 2026			January 31, 2026
(Amounts in millions)	Notional Amount	Fair Value		Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$4,771	$(423)	(1)	$4,771	$(411)	(1)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	5,163	(943)	(1)	6,020	(920)	(1)
Total	$9,934	$(1,366)		$10,791	$(1,331)
(1)    Primarily classified in deferred income taxes and other within the Company's Condensed Consolidated Balance Sheets.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not have any material assets or liabilities resulting in nonrecurring fair value measurements as of April 30, 2026 in the Company's Condensed Consolidated Balance Sheets.
Other Fair Value Disclosures
The Company records cash and cash equivalents, restricted cash and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.

The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on observable prices of identical instruments in less active markets. The carrying value and fair value of the Company's long-term debt as of April 30, 2026 and January 31, 2026, are as follows:

	April 30, 2026		January 31, 2026
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$40,783	$38,944	$38,166	$36,777
Note 5. Contingencies
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
Opioid-Related Litigation
The Company continues to vigorously defend against claims relating to distribution and dispensing of prescription opioid medications. These opioid-related matters include, but are not limited to, each of the matters described below; other actions filed by healthcare providers, individuals, and third-party payors; and actions filed by political subdivisions or Native American tribes that elected not to join the national settlements the Company disclosed in fiscal year 2023. The Company cannot reasonably estimate any loss or range of loss that may arise from these matters. The Company can provide no assurance as to the scope and outcome of any of the opioid-related matters and no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.
Civil Litigation in the U.S. and Canada. In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous lawsuits filed against a wide array of defendants by various plaintiffs, including counties, cities, healthcare providers, Native American tribes, individuals and third-party payors, asserting claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation is entitled In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL") and is pending in the U.S. District Court for the Northern District of Ohio (the "MDL Court").
The Company remains a party to opioid-related cases in the MDL and in state and federal courts brought by healthcare providers, third-party payors, individuals and others seeking compensatory and punitive damages and injunctive relief. Four cases brought by third-party payors and one case brought by a hospital system have been selected as bellwether cases to proceed through discovery in the MDL, and the MDL Court may designate additional bellwether cases in the future. The Florida Health Sciences Center case in state court in Florida asserted claims on behalf of several hospital systems against the Company and other defendants. A jury trial in this matter ended on December 8, 2025, at which time the Court declared a mistrial. On May 26, 2026, the Court granted a directed verdict and entered judgment in favor of the Company and other defendants.
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
Note 6. Segments and Disaggregated Revenue
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

The Company measures the profit or loss of its segments using operating income. The CODM uses operating income to allocate resources across the reportable segments as part of the Company's long-range and annual planning processes, and to evaluate planned versus actual results when assessing segment operating performance. From time to time, the Company may revise the measurement of each segment's operating income, including any corporate overhead allocations, and presentation of significant segment expenses, as determined by the information regularly reviewed by its CODM. Beginning in February 2026, the Company updated its segment allocation methodology for certain corporate overhead allocations and, accordingly, revised the prior period amounts for comparability. Information for the Company's segments, as well as for Corporate and support, including the reconciliation to income before income taxes, is provided as follows:

	Three Months Ended April 30,
(Amounts in millions)	2026	2025
Walmart U.S.
Net sales	$117,169	$112,163
Membership and other income	926	636
Total revenues	118,095	112,799
Cost of sales	84,640	81,352
Operating, selling, general and administrative expenses	27,558	25,751
Operating income	$5,897	$5,696

Walmart International
Net sales	$35,110	$29,754
Membership and other income	425	379
Total revenues	35,535	30,133
Cost of sales	27,687	23,464
Operating, selling, general and administrative expenses	6,246	5,376
Operating income	$1,602	$1,293

Sam's Club U.S.(1)
Net sales	$23,405	$22,064
Membership and other income	674	607
Total revenues	24,079	22,671
Cost of sales	20,731	19,487
Operating, selling, general and administrative expenses	2,674	2,518
Operating income	$674	$666

Corporate and support
Membership and other income(2)	$42	$6
Operating, selling, general and administrative expenses	722	526
Operating loss	$(680)	$(520)

Consolidated
Net sales	$175,684	$163,981
Membership and other income	2,067	1,628
Total revenues	177,751	165,609
Cost of sales	133,058	124,303
Operating, selling, general and administrative expenses	37,200	34,171
Operating income	7,493	7,135
Interest, net	620	544
Other (gains) and losses	(275)	597
Income before income taxes	$7,148	$5,994
(1)    Total fuel-related cost of sales and operating, selling, general and administrative expenses for Sam's Club U.S. were $2.7 billion and $2.2 billion for the three months ended April 30, 2026 and 2025, respectively.
(2)    Includes other income from corporate campus facilities and miscellaneous items.

Depreciation and amortization and capital expenditures for the Company's segments, as well as for Corporate and support, are as follows:

	Three Months Ended April 30,
(Amounts in millions)	2026	2025
Walmart U.S.
Depreciation and amortization	$2,509	$2,240
Capital expenditures	5,011	3,772
Walmart International
Depreciation and amortization	$631	$549
Capital expenditures	821	481
Sam's Club U.S.
Depreciation and amortization	$203	$189
Capital expenditures	274	144
Corporate and support
Depreciation and amortization	$478	$391
Capital expenditures	578	589
Consolidated
Depreciation and amortization	$3,821	$3,369
Capital expenditures	6,684	4,986
Total assets for the Company's segments, as well as for Corporate and support, are as follows:

	April 30,	January 31,
(Amounts in millions)	2026	2026
Assets by segment
Walmart U.S.	$170,738	$165,627
Walmart International	86,016	86,093
Sam's Club U.S.	18,111	17,186
Corporate and support	14,742	15,762
Total assets	$289,607	$284,668
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

(Amounts in millions)	Three Months Ended April 30,
Walmart U.S. net sales by merchandise category	2026	2025
Grocery	$70,696	$67,831
General merchandise	26,420	25,276
Health and wellness	16,355	16,244
Other categories	3,698	2,812
Total	$117,169	$112,163
Of Walmart U.S.'s total net sales, approximately $27.1 billion and $21.4 billion related to eCommerce for the three months ended April 30, 2026 and 2025, respectively.

(Amounts in millions)	Three Months Ended April 30,
Walmart International net sales by market	2026	2025
Mexico and Central America	$13,847	$11,714
China	8,454	6,579
Canada	5,727	5,145
Other	7,082	6,316
Total	$35,110	$29,754
Of Walmart International's total net sales, approximately $9.7 billion and $7.7 billion related to eCommerce for the three months ended April 30, 2026 and 2025, respectively.

(Amounts in millions)	Three Months Ended April 30,
Sam's Club U.S. net sales by merchandise category	2026	2025
Grocery	$16,102	$15,443
Fuel and other	3,443	2,851
General merchandise	2,649	2,536
Health and wellness	1,211	1,234
Total	$23,405	$22,064
Of Sam's Club U.S.'s total net sales, approximately $4.1 billion and $3.3 billion related to eCommerce for the three months ended April 30, 2026 and 2025, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
This discussion, which presents Walmart Inc.'s ("Walmart," the "Company," "our," "us" or "we") results for periods occurring in the fiscal year ending January 31, 2027 ("fiscal 2027") and the fiscal year ended January 31, 2026 ("fiscal 2026"), should be read in conjunction with our Condensed Consolidated Financial Statements as of and for the three months ended April 30, 2026, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of and for the year ended January 31, 2026, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended January 31, 2026.
From time to time, we revise the measurement of each segment's operating income and other measures as determined by the information regularly reviewed by its chief operating decision maker. Beginning in February 2026, the Company updated its segment allocation methodology for certain corporate overhead allocations and, accordingly, revised the prior period amounts for comparability.
Recent Developments, Macroeconomic Conditions and Potential Impacts
We expect continued uncertainty in our business and the global economy due to the following factors: tariffs and trade restrictions, including potential refunds; inflationary trends; fluctuations in global currencies; swings in macroeconomic conditions and their effect on consumer confidence; changes in employment trends; volatility in fuel prices; and supply chain pressures, any of which may impact our results. While we operate in a highly dynamic tariff environment, less than one third of what we sell in the U.S. is imported, with most of our imports coming from China,Vietnam, Mexico, India and Canada. We are committed to helping customers save money and live better through everyday low prices, supported by everyday low costs. Our operating results are influenced in part by our sourcing, pricing, merchandising, inventory management and other strategies in response to cost increases, which are further discussed in our Annual Report on Form 10-K. Information on certain risks, factors, and uncertainties that can affect our operating results and an investment in our securities can be found herein under "Item 1A. Risk Factors" and "Item 5. Other Information."
The Company is participating in the process established by the U.S. Customs and Border Protection for refunds of tariffs that the Company paid as the importer of record under the International Emergency Economic Powers Act. The timing, amounts and ultimate resolution of any refunds remain uncertain and subject to ongoing legal and administrative developments. Accordingly, the Company did not recognize any amounts related to these claims in the three months ended April 30, 2026.
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
Growth
Our objective of prioritizing growth means we will focus on serving customers and members however they want to shop through our omnichannel business model. This includes increasing comparable store and club sales through increasing membership through Walmart+ and at Sam's Club U.S., accelerating eCommerce sales growth and expansion of omnichannel initiatives that complement our strategy.
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

Calendar comparable sales, as well as the impact of fuel, for the three months ended April 30, 2026 and 2025, were as follows:

	Three Months Ended April 30,
	2026	2025	2026	2025
	With Fuel		Fuel Impact
Walmart U.S.	4.3%	3.1%	0.3%	0.0%
Sam's Club U.S.	5.9%	2.8%	2.1%	(2.6)%
Walmart U.S. comparable sales increased 4.3% for the three months ended April 30, 2026, driven by growth in transactions and average ticket, reflecting strength in grocery and general merchandise. Walmart U.S. eCommerce sales positively contributed approximately 5.2% to comparable sales for the three months ended April 30, 2026. This growth reflects continued strength in customer and Walmart+ member engagement with omnichannel offerings, which was primarily driven by store-fulfilled delivery.
Sam's Club U.S. comparable sales increased 5.9% for the three months ended April 30, 2026, with growth in transactions and unit volumes, reflecting strength in grocery and general merchandise. Additionally, higher fuel sales, driven by higher fuel prices and volumes, positively impacted comparable sales by 2.1% for three months ended April 30, 2026. Sam's Club U.S. eCommerce sales positively contributed approximately 3.1% to comparable sales for the three months ended April 30, 2026, reflecting continued strength in member engagement with omnichannel offerings, such as club-fulfilled delivery.
Margin
Our objective of prioritizing margin focuses on growth with a focus on incremental margin accretion through a combination of productivity improvements, as well as category and business mix. We invest in technology and process improvements to increase productivity, manage inventory and reduce costs, and we operate with discipline by managing expenses and optimizing the efficiency of how we work. We measure operating discipline through expense leverage, which we define as net sales growing at a faster rate than operating, selling, general and administrative ("operating") expenses. Additionally, we focus on our mix of businesses, including expanding our ecosystem in higher margin areas, such as digital advertising. Our objective over the long-term is to achieve operating income leverage, which we define as growing operating income at a faster rate than net sales.

	Three Months Ended April 30,
(Amounts in millions)	2026	2025
Net sales	$175,684	$163,981
Percentage change from comparable period	7.1%	2.5%
Operating income	$7,493	$7,135
Percentage change from comparable period	5.0%	4.3%

Percentage of net sales
Gross profit(1)	24.3%	24.2%
Operating expenses	21.2%	20.8%
Operating income	4.3%	4.4%
(1)    Gross profit defined as net sales less cost of sales.
Gross profit as a percentage of net sales ("gross profit rate") increased 6 basis points for the three months ended April 30, 2026, when compared to the same period in the previous fiscal year, primarily due to the Walmart U.S. segment, driven by merchandise mix shifts and growth in higher margin businesses, including advertising, partially offset by higher fuel costs within our supply chain and increased eCommerce fulfillment costs in the Sam's Club U.S. segment.
Operating expenses as a percentage of net sales increased 33 basis points for the three months ended April 30, 2026, when compared to the same period in the previous fiscal year, primarily driven by higher depreciation related to our capital investments, certain business reorganization charges of $0.2 billion within the Walmart U.S. segment and Corporate and support related to strategic efforts to align our global platforms, as well as higher associate healthcare benefit costs related to increased enrollment and medical cost inflation in the U.S.
Operating income as a percentage of net sales decreased 8 basis points for the three months ended April 30, 2026, primarily due to the factors described above.
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
The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ended April 30,
(Amounts in millions)	2026	2025
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$23,121	$19,489
Denominator
Average total assets(1)	$275,990	$258,213
Return on assets (ROA)	8.4%	7.5%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$30,183	$29,642
+ Interest income	354	464
+ Depreciation and amortization	14,654	13,214
+ Rent	2,493	2,358
= ROI operating income	$47,684	$45,678

Denominator
Average total assets(1)	$275,990	$258,213
'+ Average accumulated depreciation and amortization(1)	131,424	121,844
'- Average accounts payable(1)	60,288	56,886
- Average accrued liabilities(1)	26,808	25,089
= Average invested capital	$320,318	$298,082
Return on investment (ROI)	14.9%	15.3%
(1)`The average is calculated using the account balance at the end of the current and prior comparative periods.

	As of April 30,
(Amounts in millions)	2026	2025	2024
Certain Balance Sheet Data
Total assets	$289,607	$262,372	$254,054
Accumulated depreciation and amortization	137,679	125,169	118,518
Accounts payable	62,876	57,700	56,071
Accrued liabilities	27,530	26,085	24,092
ROA was 8.4% and 7.5% for the trailing 12 months ended April 30, 2026 and 2025, respectively. The increase in ROA was primarily due to an increase in net income as a result of net increases in the fair value of our equity and other investments combined with higher operating income, partially offset by an increase in average total assets due to higher purchases of property and equipment. ROI was 14.9% and 15.3% for the trailing 12 months ended April 30, 2026 and 2025, respectively. The decrease in ROI was primarily due to an increase in average invested capital due to higher purchases of property and equipment. ROI benefited from increased operating income due to improved business performance, which was partially offset by the non-cash share-based compensation charge at PhonePe in the trailing 12 months as well as business reorganization charges and certain legal matters.

Capital Allocation
Our strategy includes allocating the majority of our capital to higher-return areas focused on automation such as eCommerce, supply chain and store and club investments. The following table provides additional detail regarding our capital expenditures:

(Amounts in millions)	Three Months Ended April 30,
Allocation of Capital Expenditures	2026	2025
Supply chain, customer-facing initiatives, technology and other	$3,817	$3,051
Store and club remodels	1,584	1,242
New stores and clubs, including expansions and relocations	462	212
Total U.S.	$5,863	$4,505
Walmart International	821	481
Total Capital Expenditures	$6,684	$4,986
Free Cash Flow
Free cash flow is considered a non-GAAP financial measure. Management believes, however, that free cash flow, which measures our ability to generate additional cash from our business operations, is an important financial measure for use in evaluating the Company's financial performance. Free cash flow should be considered in addition to, rather than as a substitute for, consolidated net income as a measure of our performance and net cash provided by operating activities as a measure of our liquidity. See Liquidity and Capital Resources for discussions of GAAP metrics including net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities.
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

	Three Months Ended April 30,
(Amounts in millions)	2026	2025
Net cash provided by operating activities	$4,738	$5,411
Payments for property and equipment	(6,684)	(4,986)
Free cash flow	$(1,946)	$425

Net cash used in investing activities(1)	$(6,737)	$(5,093)
Net cash provided by financing activities	2,328	8
(1)    Net cash used in investing activities includes payments for property and equipment, which is also included in our computation of free cash flow.
Net cash provided by operating activities was $4.7 billion for the three months ended April 30, 2026, which represents a decrease of $0.7 billion when compared to the same period in the previous fiscal year. The decrease was primarily due to timing of inventory receipts, partially offset by timing of certain payments and an increase in cash provided by operating income. Free cash flow for the three months ended April 30, 2026 was negative $1.9 billion, which represents a decrease of $2.4 billion when compared to the same period in the previous fiscal year. The decrease in free cash flow was due to an increase of $1.7 billion in capital expenditures to support our omnichannel growth strategy combined with the decrease in net cash provided by operating activities described above.

Results of Operations
Consolidated Results of Operations

	Three Months Ended April 30,
(Dollar amounts and retail square feet in millions)	2026	2025
Net sales	$175,684	$163,981
Percentage change from comparable period	7.1%	2.5%
Membership and other income(1)	2,067	1,628
Total revenues	177,751	165,609
Percentage change from comparable period	7.3%	2.5%
Gross profit(2)	42,626	39,678
Operating expenses(2)	37,200	34,171
Operating income	7,493	7,135
Other (gains) and losses	(275)	597
Consolidated net income	$5,490	$4,639

Percentage of net sales
Gross profit	24.3%	24.2%
Operating expenses	21.2%	20.8%
Operating income	4.3%	4.4%

Unit counts at period end	10,974	10,784
Retail square feet at period end	1,057	1,053
(1)    Membership and other income includes membership fees and other items such as rental and tenant income, recycling income, gift card breakage income, as well as other income from corporate campus facilities.
(2)    Gross profit is defined as net sales less cost of sales. Operating expenses refers to operating, selling, general and administrative expenses.
Our total revenues increased $12.1 billion or 7.3% for the three months ended April 30, 2026 when compared to the same period in the previous fiscal year. The increase was primarily due to strong positive comparable sales in our U.S. segments and international markets driven by growth in transactions. eCommerce net sales grew $8.5 billion or 26% primarily driven by store and club-fulfilled delivery. Net sales growth also reflected strong sales in grocery and general merchandise across our segments. Net sales for the three months ended April 30, 2026 were positively affected by $2.3 billion in currency exchange rate fluctuations.
Membership and other income increased $0.4 billion or 27.0% for the three months ended April 30, 2026, reflecting 17.4% growth in membership fee revenue with strength across membership programs globally. Additionally, other income for the three months ended April 30, 2026 benefited from certain miscellaneous income items, none of which are individually material.
Gross profit rate increased 6 basis points for the three months ended April 30, 2026, when compared to the same period in the previous fiscal year, primarily due to the Walmart U.S. segment, driven by merchandise mix shifts and growth in higher margin businesses, including advertising, partially offset by higher fuel costs within our supply chain and increased eCommerce fulfillment costs in the Sam's Club U.S. segment.
Operating expenses as a percentage of net sales increased 33 basis points for the three months ended April 30, 2026, when compared to the same period in the previous fiscal year, primarily driven by higher depreciation related to our capital investments, certain business reorganization charges of $0.2 billion within the Walmart U.S. segment and Corporate and support related to strategic efforts to align our global platforms, as well as higher associate healthcare benefit costs related to increased enrollment and medical cost inflation in the U.S.
Other gains and losses consist of certain non-operating items, such as the change in the fair value of our investments and gains or losses on business dispositions, which by their nature can fluctuate from period to period. Other gains and losses for the three months ended April 30, 2026 consisted of net gains of $0.3 billion, compared to net losses of $0.6 billion for the same period in the previous fiscal year. These net gains and losses primarily consisted of changes in fair value of our equity and other investments driven by changes in their underlying stock prices.
Our effective income tax rate was 23.2% for the three months ended April 30, 2026, compared to 22.6% for the same period in the previous fiscal year. Our effective income tax rate may fluctuate as a result of various factors, including changes in our assessment of unrecognized tax benefits, valuation allowances, business operations, acquisitions, investments, entry into new businesses and geographies, intercompany transactions, changes in tax law, changes in the administrative practices, principles, and interpretations related to tax and the mix and size of earnings among our U.S. operations and international operations, which are subject to statutory rates that may be different than the U.S. statutory rate.

As a result of the factors discussed above, consolidated net income increased $0.9 billion for the three months ended April 30, 2026, when compared to the same period in the previous fiscal year. Accordingly, diluted net income per common share attributable to Walmart was $0.67 for the three months ended April 30, 2026, which represents an increase of $0.11 when compared to the same period in the previous fiscal year.
Walmart U.S. Segment

	Three Months Ended April 30,
(Dollar amounts and retail square feet in millions)	2026	2025
Net sales	$117,169	$112,163
Net sales percentage change from comparable period	4.5%	3.2%
Calendar comparable sales increase	4.3%	3.1%
Membership and other income	926	636
Gross profit	32,529	30,811
Operating expenses	27,558	25,751
Operating income	$5,897	$5,696

Percentage of net sales
Gross profit	27.8%	27.5%
Operating expenses	23.5%	23.0%
Operating income	5.0%	5.1%

Unit counts at period end	4,614	4,606
Retail square feet at period end	699	698
Net sales for the Walmart U.S. segment increased $5.0 billion or 4.5% for the three months ended April 30, 2026, when compared to the same period in the previous fiscal year. The increase was due to comparable sales of 4.3% for the three months ended April 30, 2026, driven by growth in transactions and average ticket, reflecting strength in grocery and general merchandise. The Walmart U.S. segment's eCommerce net sales positively contributed approximately 5.2% to comparable sales for the three months ended April 30, 2026. This growth reflects continued strength in customer and Walmart+ member engagement with omnichannel offerings, which was primarily driven by store-fulfilled delivery.
Membership and other income increased 45.6% for the three months ended April 30, 2026, primarily driven by increases in certain miscellaneous income items, as well as double-digit percentage growth in membership fee revenue from Walmart+.
Gross profit rate increased 29 basis points for the three months ended April 30, 2026, when compared to the same period in the previous fiscal year. The increase was primarily driven by merchandise mix shifts and growth in higher margin businesses, including advertising, partially offset by higher fuel costs within our supply chain.
Operating expenses as a percentage of net sales increased 56 basis points for the three months ended April 30, 2026, when compared to the same period in the previous fiscal year. The increase was primarily due to increased depreciation expense related to our continued capital investments, higher associate healthcare benefit costs related to increased enrollment and medical cost inflation, as well as business reorganization charges.
As a result of the factors discussed above, operating income increased $0.2 billion for the three months ended April 30, 2026, when compared to the same period in the previous fiscal year.

Walmart International Segment

	Three Months Ended April 30,
(Dollar amounts and retail square feet in millions)	2026	2025
Net sales	$35,110	$29,754
Percentage change from comparable period	18.0%	(0.3)%
Membership and other income	425	379
Gross profit	7,423	6,290
Operating expenses	6,246	5,376
Operating income	$1,602	$1,293

Percentage of net sales
Gross profit	21.1%	21.1%
Operating expenses	17.8%	18.1%
Operating income	4.6%	4.3%

Unit counts at period end	5,759	5,578
Retail square feet at period end	278	274
Net sales for the Walmart International segment increased $5.4 billion or 18.0% for the three months ended April 30, 2026, when compared to the same period in the previous fiscal year. The increase was primarily due to positive comparable sales across our international markets, including strong eCommerce growth of $2.0 billion, and positive fluctuations in currency exchange rates of $2.3 billion.
Gross profit rate was flat for the three months ended April 30, 2026, when compared to the same period in the previous fiscal year. The rate benefitted from improved eCommerce margins and business mix shifts, offset by ongoing format mix shifts.
Operating expenses as a percentage of net sales decreased 28 basis points for the three months ended April 30, 2026, when compared to the same period in the previous fiscal year, primarily due to disciplined cost controls and ongoing format mix shifts, partially offset by investments in strategic growth priorities in our Canada and Mexico markets.
As a result of the factors discussed above, operating income increased $0.3 billion for the three months ended April 30, 2026, when compared to the same period in the previous fiscal year.
Sam's Club U.S. Segment

	Three Months Ended April 30,
(Dollar amounts and retail square feet in millions)	2026	2025
Including Fuel
Net sales	$23,405	$22,064
Percentage change from comparable period	6.1%	2.9%
Calendar comparable sales increase	5.9%	2.8%
Membership and other income	674	607
Gross profit	2,674	2,577
Operating expenses	2,674	2,518
Operating income	$674	$666

Percentage of net sales
Gross profit	11.4%	11.7%
Operating expenses	11.4%	11.4%
Operating income	2.9%	3.0%

Unit counts at period end	601	600
Retail square feet at period end	81	80

Excluding Fuel (1)
Net sales	$20,517	$19,739
Percentage change from comparable period	3.9%	5.5%
Operating income	$515	$529
(1)    We believe the Excluding Fuel information is useful to investors because it permits investors to understand the effect of the Sam's Club U.S. segment's fuel sales on its results of operations, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam's Club U.S. segment in the future.
Net sales for the Sam's Club U.S. segment increased $1.3 billion or 6.1% for the three months ended April 30, 2026, when compared to the same period in the previous fiscal year. The increase was primarily due to comparable sales, including fuel, of 5.9% for the three months ended April 30, 2026, with growth in transactions and unit volumes, reflecting strength in grocery and general merchandise. Additionally, higher fuel sales, driven by higher fuel prices and volumes, positively impacted comparable sales by 2.1% for three months ended April 30, 2026. Sam's Club U.S. eCommerce net sales positively contributed approximately 3.1% to comparable sales for the three months ended April 30, 2026, reflecting continued strength in member engagement with omnichannel offerings, such as club-fulfilled delivery.
Membership and other income increased 11.0% for the three months ended April 30, 2026, when compared to the same period in the previous fiscal year. The increase was primarily due to growth in the membership base and Plus penetration, as well as increases in certain miscellaneous income items. Effective May 1, 2026, Sam's Club U.S. increased its annual membership fees for Club and Plus memberships from $50 to $60 and from $110 to $120, respectively. The fee increase will benefit membership and other income in future periods, as membership fees are deferred and recognized ratably over the one-year membership term.
Gross profit rate decreased 26 basis points for the three months ended April 30, 2026, when compared to the same period in the previous fiscal year. The decrease was primarily due to increased eCommerce fulfillment costs, driven by club-fulfilled delivery.
Operating expenses as a percentage of net sales was flat for the three months ended April 30, 2026, when compared to the same period in the previous fiscal year. The rate benefitted from higher fuel sales, offset by increased costs related to club-fulfillment of delivery orders and higher associate healthcare benefit costs related to increased enrollment and medical cost inflation.
As a result of the factors discussed above, operating income increased slightly for the three months ended April 30, 2026, when compared to the same period in the previous fiscal year.
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
Net Cash Provided by Operating Activities

	Three Months Ended April 30,
(Amounts in millions)	2026	2025
Net cash provided by operating activities	$4,738	$5,411
Net cash provided by operating activities for the three months ended April 30, 2026 decreased $0.7 billion when compared to the same period in the previous fiscal year. The decrease was primarily due to timing of inventory receipts, partially offset by timing of certain payments and an increase in cash provided by operating income.
Cash Equivalents and Working Capital Deficit
Cash and cash equivalents were $10.7 billion and $9.3 billion at April 30, 2026 and 2025, respectively. Our working capital deficit was $26.2 billion as of April 30, 2026, which increased when compared to the $22.7 billion working capital deficit as of April 30, 2025. The increase in our working capital deficit was primarily driven by the timing of certain payments described above and an increase in short-term borrowings for general corporate purposes, partially offset by an increase in inventories and receivables primarily related to sales growth combined with higher cash balances. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of cash dividends and share repurchases.
As of April 30, 2026 and January 31, 2026, cash and cash equivalents of $5.0 billion and $3.9 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions or are subject to the approval of the noncontrolling interest shareholders.
Net Cash Used in Investing Activities

	Three Months Ended April 30,
(Amounts in millions)	2026	2025
Net cash used in investing activities	$(6,737)	$(5,093)
Net cash used in investing activities for the three months ended April 30, 2026 increased $1.6 billion when compared to the same period in the previous fiscal year. The increase was primarily due to increased payments for property and equipment.

Net Cash Provided by Financing Activities

	Three Months Ended April 30,
(Amounts in millions)	2026	2025
Net cash provided by financing activities	$2,328	$8
Net cash provided by financing activities increased $2.3 billion for the three months ended April 30, 2026, when compared to the same period in the previous fiscal year. The increase was primarily due to lower share repurchases and higher short-term borrowings, primarily offset by debt repayments in the current fiscal year.
In April 2026, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion as well as its five-year credit facility of $5.0 billion. In total, we had committed lines of credit in the U.S. of $15.0 billion at April 30, 2026, all undrawn.
Long-term Debt
The following table provides the changes in our long-term debt for the three months ended April 30, 2026:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2026	$3,542	$34,624	$38,166
Proceeds from issuance of long-term debt(1)	—	4,230	4,230
Repayments of long-term debt	(1,504)	—	(1,504)
Reclassifications of long-term debt	1,873	(1,873)	—
Currency and other adjustments	(15)	(94)	(109)
Balances as of April 30, 2026	$3,896	$36,887	$40,783
(1)Proceeds from issuance of long-term debt are net of deferred loan costs and any related discount or premium.
During the three months ended April 30, 2026, our total outstanding long-term debt increased $2.6 billion, primarily due to the issuance of new long-term debt in April 2026, less current year debt repayments. Refer to Note 3 to our Condensed Consolidated Financial Statements for details.
Dividends
Effective February 19, 2026, the Company approved the fiscal 2027 annual dividend of $0.99 per share, an increase over the fiscal 2026 annual dividend of $0.94 per share. For fiscal 2027, the annual dividend was or will be paid in four quarterly installments of $0.2475 per share, according to the following record and payable dates:

Record Date	Payable Date
March 20, 2026	April 6, 2026
May 8, 2026	May 26, 2026
August 21, 2026	September 8, 2026
December 11, 2026	January 4, 2027
The dividend installments payable on April 6, 2026 and May 26, 2026 were paid as scheduled.
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. Any repurchased shares are constructively retired and returned to an unissued status. All repurchases made during the three months ended April 30, 2026 prior to February 23, 2026 were made under the program in effect at the beginning of fiscal 2027. In February 2026, the Company approved a new $30 billion share repurchase program, which beginning on February 23, 2026, replaced the previous share repurchase program. As of April 30, 2026, authorization for $28.2 billion of share repurchases remained under the current share repurchase program.
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
The following table provides, on a settlement date basis, share repurchase information for the three months ended April 30, 2026 and 2025:

	Three Months Ended April 30,
(Amounts in millions, except per share data)	2026	2025
Total number of shares repurchased	16.6	50.4
Average price paid per share	$125.51	$90.35
Total amount paid for share repurchases	$2,080	$4,555

During the three months ended April 30, 2026, the Company repurchased $2.1 billion in shares of its common stock, a decrease of $2.5 billion as compared to the same period in the previous fiscal year. The decrease was primarily driven by opportunistic prices during the first quarter of fiscal 2026 as part of the Company's long-term strategy.
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
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. As of April 30, 2026, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
Other Matters
In Note 5 to our Condensed Consolidated Financial Statements, which is captioned "Contingencies" and appears in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," we discuss, under the sub-caption "Opioid-Related Litigation" certain opioid-related matters and certain risks arising therefrom. In Note 5, we discuss, "Asda Equal Value Claims" the Company's indemnification obligation for the Asda Equal Value Claims matter, "Money Transfer Agent Services Matter," a government investigation by the U.S. Attorney's Office for the Middle District of Pennsylvania into the Company's consumer fraud prevention and anti-money laundering compliance related to the Company's money transfer agent services, as well as matters related to independent contractor drivers on the driver platform under "Driver Platform Matters." In Note 5, under "Mexico Antitrust Matter," we also discuss a quasi-judicial administrative process initiated by COFECE against Walmex and Walmex's related constitutional challenge. In Note 5 we also discuss a show cause notice and requests issued by the Directorate of Enforcement to Flipkart regarding Foreign Direct Investment rules and regulations in India and an India Antitrust Matter. We reference various legal proceedings related to the Prescription Opiate Litigation, the DOJ Opioid Civil Litigation and False Claims Act Litigation; Asda Equal Value Claims; Money Transfer Agent Services Matter; Federal Trade Commission and State Attorneys General Driver Platform Litigation; Mexico Antitrust Matter; and an India Antitrust Matter in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the caption "I. Supplemental Information." We also discuss an environmental matter with the U.S. Environmental Protection Agency in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "II. Environmental Matters." The foregoing matters and other matters described elsewhere in this Quarterly Report on Form 10-Q represent contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company upon their final resolution.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks relating to our operations result primarily from changes in interest rates, currency exchange rates and the fair value of certain equity investments. As of April 30, 2026, there were no material changes to our market risks disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026. The information concerning market risk set forth in Part II, Item 7A. of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, as filed with the SEC on March 13, 2026, under the caption "Quantitative and Qualitative Disclosures About Market Risk," is hereby incorporated by reference into this Quarterly Report on Form 10-Q.
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
In the ordinary course of business, we review our internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, updating existing systems, automating manual processes, standardizing controls globally, migrating certain processes to our shared services organizations and increasing monitoring controls. We are continuing to upgrade our financial systems globally and modernize functions across the business which will impact our internal control over financial reporting.
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. There has been no significant change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
I. SUPPLEMENTAL INFORMATION: The Company is involved in legal proceedings arising in the normal course of its business, including litigation, arbitration and other claims, and investigations, inspections, subpoenas, audits, claims, inquiries and similar actions by governmental authorities. We discuss certain legal proceedings in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," in Note 5 to our Condensed Consolidated Financial Statements, which is captioned "Contingencies," under the sub-caption "Legal Proceedings." We refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought. We provide the following additional information concerning those legal proceedings, including the name of the lawsuit, the court in which the lawsuit is pending, and the date on which the petition commencing the lawsuit or appeal was filed, in addition to disclosure of certain other legal matters.
Opioid-Related Litigation: In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL") is pending in the U.S. District Court for the Northern District of Ohio and includes approximately 130 cases with claims against the Company as of May 22, 2026. In addition, the following 13 other opioid-related cases against the Company and its subsidiaries were pending in U.S. state and federal courts and Canadian courts as of May 22, 2026: Baby Doe 1, et al. v. Allergan Finances, LLC, et al., U.S. Dist. Ct., E.D. Tenn., 4/29/25; Marshall Cty. Bd. of Educ., et al. v. Cephalon, Inc., et al., U.S. Dist. Ct., N.D. W. Va., 10/28/24; Reiner v. CVS Pharm., Inc., et al., Nev. 5th Jud. Dist. Ct., Nye Cty., 2/26/24; Chaney v. CVS Pharm., Inc., et al., Ky. Cir. Ct., Perry Cty., 12/11/23; City of Grande Prairie, et al. v. Apotex Inc., et al., Alta. King's Bench Ct., Calgary Jud. Ctr., 4/27/23; Lac La Ronge Indian Band, et al. v. Apotex Inc., et al., Sask. King's Bench Ct., Prince Albert Jud. Ctr., 3/17/23; Commonwealth of Pennsylvania ex rel. Allegheny Cty. Dist. Att'y Stephen A. Zappala, Jr. v. CVS Ind., LLC, et al., Pa. Ct. Com. Pl., Delaware Cty., 8/8/22; Baby Doe, et al., ex rel. Their Guardian Ad Litem v. Endo Health Sols., Inc., et al., U.S. Dist. Ct., M.D. Tenn., 8/3/22; Paynter ex rel. Minor Child(ren) Z.N.B. v. McKesson Corp., et al., W. Va. Cir. Ct., Kanawha Cty., 3/28/22; Blankenship ex rel. Minor Child Z.D.B. v. McKesson Corp., et al., W. Va. Cir. Ct., Kanawha Cty., 1/14/22; Miss. Baptist Med. Ctr. Inc., et al. v. Amneal Pharm., LLC, et al., Miss. 1st Jud. Dist., Hinds Cty. Cir. Ct., 5/15/20; Dallas Cty. Hosp. Dist. d/b/a Parkland Health & Hosp. Sys., et al., v. Amneal Pharm., LLC, et al., Tex. Dist. Ct., 152nd Jud. Dist., Harris Cty., 11/20/19; Fla. Health Scis. Ctr., Inc., et al. v. Sackler, et al., Fla. Cir. Ct., 17th Jud. Cir., Broward Cty., 9/16/19.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A, under the caption "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, which risks could materially and adversely affect our business, results of operations, financial condition and liquidity. No material change in the risk factors discussed in such Form 10-K has occurred. Such risk factors do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Our business operations could also be affected by additional factors that apply to all companies operating in the U.S. and globally.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the three months ended April 30, 2026 prior to February 23, 2026 were made under the program in effect at the beginning of fiscal 2027. In February 2026, the Company approved a new $30 billion share repurchase program, which beginning on February 23, 2026, replaced the previous share repurchase program. As of April 30, 2026, authorization for $28.2 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, its results of operations and the market price of its common stock. Share repurchase activity under our share repurchase program, on a trade date basis, for the three months ended April 30, 2026, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (billions)
February 1 - 28, 2026	3,481,270	$127.23	3,481,270	$29.8
March 1 - 31, 2026	7,028,263	123.83	7,028,263	28.9
April 1 - 30, 2026	6,171,552	126.89	6,171,552	28.2
Total	16,681,085		16,681,085
(1)    Represents approximate dollar value of shares that could have been purchased under the plan in effect at the end of the month.
Item 5. Other Information
Security Trading Plans of Directors and Executive Officers
During and subsequent to the Company's fiscal quarter ended April 30, 2026, the following Section 16 officers and directors adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as part of each officer's or director's long-term asset diversification, tax, and financial planning strategies, and is in accordance with the Company's Insider Trading Policy:
On March 10, 2026, C. Douglas McMillon, a Director and former President and Chief Executive Officer of the Company, entered into a stock trading plan designed to comply with Rule 10b5-1 under the Exchange Act. Under the terms of the plan, Mr. McMillon is scheduled to sell an aggregate of 155,328 shares of common stock in trades scheduled from June 2026 through January 2027. The plan will terminate on January 28, 2027.
On March 12, 2026, Daniel J. Bartlett, Executive Vice President, Corporate Affairs, entered into a stock trading plan designed to comply with Rule 10b5-1 under the Exchange Act. Under the terms of the plan, Mr. Bartlett is scheduled to sell, subject to a specified minimum stock price threshold, an aggregate of $15,000,000 of common stock in trades scheduled from July 2026 through July 1, 2029. The plan will terminate on July 1, 2029.
On March 12, 2026, David Guggina, Executive Vice President, President and CEO, Walmart U.S., entered into a stock trading plan designed to comply with Rule 10b5-1 under the Exchange Act. Under the terms of the plan, Mr. Guggina is scheduled to sell an aggregate of up to 21,108 shares of common stock, net of shares withheld to cover taxes, upon vesting of restricted stock award, with trades scheduled to commence in June 2026. The plan will terminate upon the completion of the sale of all applicable shares under the plan.
On March 27, 2026, Suresh Kumar, Executive Vice President, Global Chief Technology Officer and Chief Development Officer, entered into a stock trading plan designed to comply with Rule 10b5-1 under the Exchange Act. Under the terms of the plan, Mr. Kumar is scheduled to sell, subject to a specified minimum stock price threshold, an aggregate of 199,610 shares of common stock in trades scheduled from June 2026 through December 2026. The plan will terminate on December 31, 2026.
On May 29, 2026, John Furner, President and Chief Executive Officer, entered into a stock trading plan designed to comply with Rule 10b5-1 under the Exchange Act. Under the terms of the plan, Mr. Furner is scheduled to sell an aggregate of up to 236,250 shares of common stock in equal monthly trades scheduled from September 2026 through February 2028. The plan will terminate on February 17, 2028.

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
Forward-looking Statements
The forward-looking statements in this report include, among other things:
•statements in Note 5 to those Condensed Consolidated Financial Statements regarding the possible outcome of, and future effect on Walmart's financial condition and results of operations of, certain litigation and other proceedings to which Walmart is a party, the possible outcome of, and future effect on Walmart's business of, certain other matters to which Walmart is subject, including the Company's ongoing opioids litigation, the False Claims Act Litigation, Walmart's ongoing indemnification obligation for the Asda Equal Value Claims, the Company's Money Transfer Agent Services Matter, the Driver Platform Matters, the Mexico Antitrust Matter, the Foreign Direct Investment Matters, the India Antitrust Matter and the liabilities, losses, expenses and costs that Walmart may incur in connection with such matters;
•in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations": statements under the caption "Overview" regarding future changes to our business and our expectations about the potential impacts on our business, financial position, results of operations or cash flows as a result of macroeconomic factors such as geopolitical conditions, tariffs and trade restrictions, supply chain disruptions, volatility in employment trends and consumer confidence; statements under the caption "Overview" relating to the possible impact of inflationary pressures and volatility in currency exchange rates on the results, including net sales and operating income, of Walmart and the Walmart International segment, as well as our sourcing, pricing, merchandising, inventory management and other strategies in response to cost increases; statements under the caption "Company Performance Metrics - Growth" regarding our strategy to serve customers through a seamless omnichannel experience; statements under the caption "Company Performance Metrics - Margin" regarding our strategy to improve operating income margin through productivity improvements, as well as category and business mix; statements under the caption "Company Performance Metrics - Returns" regarding our belief that returns on capital will improve as we execute on our financial framework; statements under the caption "Results of Operations - Consolidated Results of Operations" regarding the possibility of fluctuations in Walmart's effective income tax rate from quarter to quarter and the factors that may cause those fluctuations; a statement under the caption "Results of Operations - Sam's Club U.S. Segment" relating to the possible continuing impact of volatility in fuel prices on the future operating results of the Sam's Club U.S. segment; a statement under the caption "Liquidity and Capital Resources - Liquidity" that Walmart's sources of liquidity will be adequate to fund its operations, finance its investment activities, pay dividends and fund share repurchases; a statement under the caption "Liquidity and Capital Resources - Liquidity - Net Cash Provided by Financing Activities - Dividends" regarding the payment of annual dividends in fiscal 2027; a statement under the caption "Liquidity and Capital Resources - Liquidity - Net Cash Provided by Financing Activities - Company Share Repurchase Program" regarding funding of our share repurchase program; a statement under the caption "Liquidity and Capital Resources - Liquidity - Net Cash Provided by Financing Activities - Material Cash Requirements" regarding funding of our material cash requirements from operating activities; statements under the caption "Liquidity and Capital Resources - Capital Resources" regarding management's expectations regarding the Company's cash flows from operations, current cash position, short-term borrowings and access to capital markets continuing to be sufficient to meet its anticipated cash requirements and contractual obligations, the Company's commercial paper and long-term debt ratings continuing to enable it to refinance its debts at favorable rates, factors that could affect its credit ratings, and the effect that lower credit ratings would have on its access to capital and credit markets and borrowing costs; and statements under the caption "Other Matters" regarding the contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company;
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
•the commodity prices and the price of gasoline and diesel fuel;
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
Other Risk Factors; No Duty to Update
This Quarterly Report on Form 10-Q should be read in conjunction with Walmart's Annual Report on Form 10-K for the fiscal year ended January 31, 2026 and all of Walmart's subsequent other filings with the Securities and Exchange Commission. Walmart urges investors to consider all of the risks, uncertainties and other factors disclosed in these filings carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. The Company cannot assure you that the results or developments anticipated by the Company and reflected or implied by any forward-looking statement contained in this Quarterly Report on Form 10-Q will be realized or, even if substantially realized, that those results or developments will result in the forecasted or expected consequences for the Company or affect the Company, its operations or its financial performance as the Company has forecasted or expected. As a result of the matters discussed above and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report on Form 10-Q may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and Walmart undertakes no obligation to update any such statements to reflect subsequent events or circumstances.

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

Exhibit 3.2	Amended and Restated Bylaws of the Company dated November 10, 2022 are incorporated herein by reference to Exhibit 3.1 to the Report on Form 8-K filed by the Company on November 16, 2022

Exhibit 10.1*	Form of Walmart Inc. Stock Incentive Plan of 2025 Global Share-Settled Performance-Based Restricted Stock Unit Notification of Award and Terms and Conditions of Award (C)

Exhibit 10.2
Walmart Inc. 2016 Associate Stock Purchase Plan, as amended effective February 4, 2026 is incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed by the Company on March 13, 2026 (C)

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 101.INS*	Inline XBRL Instance Document

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2026, formatted in Inline XBRL (included in Exhibit 101)

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
(C)	This Exhibit is a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALMART INC.

Date: May 29, 2026	By:	/s/ John R. Furner
John R. Furner President and Chief Executive Officer (Principal Executive Officer)

Date: May 29, 2026	By:	/s/ John David Rainey
John David Rainey Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 29, 2026	By:	/s/ Dwayne M. Milum
Dwayne M. Milum Senior Vice President and Controller (Principal Accounting Officer)