Form 10-Q
period 2026-07-31
Walmart Inc.
filed 2026-08-28
CIK 104169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended July 31, 2026.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The registrant had 7,933,746,241 shares of common stock outstanding as of August 26, 2026.

Walmart Inc.
Form 10-Q
For the Quarterly Period Ended July 31, 2026

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
Walmart Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except per share data)	2026	2025	2026	2025
Revenues:
Net sales	$186,100	$175,750	$361,784	$339,731
Membership and other income	1,837	1,652	3,904	3,280
Total revenues	187,937	177,402	365,688	343,011
Costs and expenses:
Cost of sales	138,804	132,771	271,862	257,074
Operating, selling, general and administrative expenses	39,750	37,345	76,950	71,516
Operating income	9,383	7,286	16,876	14,421
Interest:
Debt	137	651	711	1,170
Finance lease	126	118	251	236
Interest income	(92)	(94)	(171)	(187)
Interest, net	171	675	791	1,219
Other (gains) and losses	1,200	(2,708)	925	(2,111)
Income before income taxes	8,012	9,319	15,160	15,313
Provision for income taxes	1,483	2,168	3,141	3,523
Consolidated net income	6,529	7,151	12,019	11,790
Consolidated net income attributable to noncontrolling interest	(163)	(125)	(323)	(277)
Consolidated net income attributable to Walmart	$6,366	$7,026	$11,696	$11,513

Net income per common share:
Basic net income per common share attributable to Walmart	$0.80	$0.88	$1.47	$1.44
Diluted net income per common share attributable to Walmart	0.80	0.88	1.46	1.43

Weighted-average common shares outstanding:
Basic	7,954	7,978	7,962	7,994
Diluted	7,978	8,016	7,989	8,033

Dividends declared per common share	$—	$—	$0.99	$0.94
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2026	2025	2026	2025
Consolidated net income	$6,529	$7,151	$12,019	$11,790
Consolidated net income attributable to noncontrolling interest	(163)	(125)	(323)	(277)
Consolidated net income attributable to Walmart	6,366	7,026	11,696	11,513

Other comprehensive income (loss), net of income taxes	534	750	(432)	1,095
Other comprehensive income attributable to noncontrolling interest	(132)	(187)	(1)	(223)
Other comprehensive income (loss) attributable to Walmart	402	563	(433)	872

Comprehensive income, net of income taxes	7,063	7,901	11,587	12,885
Comprehensive income attributable to noncontrolling interest	(295)	(312)	(324)	(500)
Comprehensive income attributable to Walmart	$6,768	$7,589	$11,263	$12,385
See accompanying notes.

Walmart Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	January 31,	July 31,
(Amounts in millions)	2026	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$11,529	$10,727	$9,431
Receivables, net	11,075	11,172	10,518
Inventories	61,600	58,851	57,729
Prepaid expenses and other	4,499	4,124	4,355
Total current assets	88,703	84,874	82,033

Property and equipment, net	142,482	136,083	125,476
Operating lease right-of-use assets	15,650	14,750	13,953
Finance lease right-of-use assets, net	6,178	6,123	6,128
Goodwill	28,260	28,735	29,060
Other long-term assets	12,641	14,103	14,187
Total assets	$293,914	$284,668	$270,837

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$10,479	$6,596	$3,837
Accounts payable	64,318	63,061	60,086
Dividends payable	3,949	—	3,783
Accrued liabilities	30,074	31,187	28,821
Accrued income taxes	746	596	620
Long-term debt due within one year	3,470	3,542	4,011
Operating lease obligations due within one year	1,714	1,631	1,580
Finance lease obligations due within one year	880	856	828
Total current liabilities	115,630	107,469	103,566

Long-term debt	36,462	34,624	35,640
Long-term operating lease obligations	14,798	13,941	13,171
Long-term finance lease obligations	5,952	5,905	5,947
Deferred income taxes and other	16,273	16,549	15,656

Commitments and contingencies

Redeemable noncontrolling interest	293	293	307

Shareholders' equity:
Common stock	794	797	797
Capital in excess of par value	7,046	6,816	5,718
Retained earnings	103,601	104,774	96,328
Accumulated other comprehensive loss	(13,203)	(12,770)	(12,733)
Total Walmart shareholders' equity	98,238	99,617	90,110
Nonredeemable noncontrolling interest	6,268	6,270	6,440
Total shareholders' equity	104,506	105,887	96,550
Total liabilities, redeemable noncontrolling interest, and shareholders' equity	$293,914	$284,668	$270,837
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2026	7,969	$797	$6,816	$104,774	$(12,770)	$99,617	$6,270	$105,887
Consolidated net income	—	—	—	5,330	—	5,330	175	5,505
Other comprehensive loss, net of immaterial income taxes	—	—	—	—	(835)	(835)	(131)	(966)
Dividends declared ($0.99 per share)	—	—	—	(7,896)	—	(7,896)	—	(7,896)
Purchase of Company stock	(17)	(2)	(128)	(1,966)	—	(2,096)	—	(2,096)
Other	10	1	210	(1)	—	210	38	248
Balances as of April 30, 2026	7,962	$796	$6,898	$100,241	$(13,605)	$94,330	$6,352	$100,682
Consolidated net income	—	—	—	6,366	—	6,366	163	6,529
Other comprehensive income, net of immaterial income taxes	—	—	—	—	402	402	132	534
Purchase of Company stock	(26)	(2)	(196)	(2,849)	—	(3,047)	—	(3,047)
Dividends to noncontrolling interest	—	—	—	—	—	—	(322)	(322)
Other	6	—	344	(157)	—	187	(57)	130
Balances as of July 31, 2026	7,942	$794	$7,046	$103,601	$(13,203)	$98,238	$6,268	$104,506

					Accumulated	Total
			Capital in		Other	Walmart	Nonredeemable
(Amounts in millions)	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Interest	Equity
Balances as of February 1, 2025	8,024	$802	$5,503	$98,313	$(13,605)	$91,013	$6,408	$97,421
Consolidated net income	—	—	—	4,487	—	4,487	161	4,648
Other comprehensive income, net of immaterial income taxes	—	—	—	—	309	309	36	345
Dividends declared ($0.94 per share)	—	—	—	(7,540)	—	(7,540)	—	(7,540)
Purchase of Company stock	(51)	(5)	(243)	(4,350)	—	(4,598)	—	(4,598)
Other	13	2	181	(61)	—	122	(57)	65
Balances as of April 30, 2025	7,986	$799	$5,441	$90,849	$(13,296)	$83,793	$6,548	$90,341
Consolidated net income	—	—	—	7,026	—	7,026	132	7,158
Other comprehensive income, net of immaterial income taxes	—	—	—	—	563	563	187	750
Purchase of Company stock	(16)	(2)	(90)	(1,500)	—	(1,592)	—	(1,592)
Dividends to noncontrolling interest	—	—	—	—	—	—	(424)	(424)
Other	5	—	367	(47)	—	320	(3)	317
Balances as of July 31, 2025	7,975	$797	$5,718	$96,328	$(12,733)	$90,110	$6,440	$96,550
See accompanying notes.

Walmart Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
(Amounts in millions)	2026	2025
Cash flows from operating activities:
Consolidated net income	$12,019	$11,790
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	7,746	6,856
Investment (gains) and losses, net	947	(2,066)
Deferred income taxes	845	1,551
Other operating activities	816	1,370
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	9	(405)
Inventories	(2,660)	(659)
Accounts payable	1,648	1,302
Accrued liabilities	(1,449)	(1,453)
Accrued income taxes	(211)	66
Net cash provided by operating activities	19,710	18,352

Cash flows from investing activities:
Payments for property and equipment	(14,181)	(11,409)
Proceeds from disposal of property and equipment	124	41
Proceeds from disposal of certain strategic investments	42	775
Other investing activities	(249)	(606)
Net cash used in investing activities	(14,264)	(11,199)

Cash flows from financing activities:
Net change in short-term borrowings	3,923	759
Proceeds from issuance of long-term debt	4,230	3,983
Repayments of long-term debt	(2,303)	(875)
Dividends paid	(3,945)	(3,755)
Purchase of Company stock	(5,104)	(6,200)
Other financing activities	(1,643)	(905)
Net cash used in financing activities	(4,842)	(6,993)

Effect of exchange rates on cash, cash equivalents and restricted cash	67	181

Net increase in cash, cash equivalents and restricted cash	671	341
Cash, cash equivalents and restricted cash at beginning of year	11,321	9,536
Cash, cash equivalents and restricted cash at end of period	$11,992	$9,877
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
The Company's Condensed Consolidated Financial Statements are based on a fiscal year ending January 31 for the United States ("U.S.") and Canadian operations. The Company consolidates all other operations generally using a one-month lag based on a calendar year. There were no significant intervening events during the month of July 2026 related to the consolidated operations using a lag that materially affected the Condensed Consolidated Financial Statements.
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
Supplier Financing Program Obligations
The Company has supplier financing programs with financial institutions, whereby the Company agrees to pay the financial institution the stated amount of confirmed invoices on the invoice due date for participating suppliers. Participation in these programs is optional and solely up to the supplier, who negotiates the terms of the arrangement directly with the financial institution and may allow early payment. The outstanding payment obligations to financial institutions under these programs were $6.4 billion, $6.0 billion and $5.7 billion as of July 31, 2026, January 31, 2026 and July 31, 2025, respectively.
Income Taxes
The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company records interest related to unrecognized tax benefits in interest expense in the Company's Condensed Consolidated Statements of Income. During the quarter ended July 31, 2026, the Company recorded a $0.4 billion benefit to income tax expense and a $0.5 billion reduction of interest expense in the Condensed Consolidated Statements of Income related to changes in unrecognized tax benefits.
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

Note 2. Net Income Per Common Share
Basic net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Walmart is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards as determined under the treasury stock method. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted net income per common share attributable to Walmart for the three and six months ended July 31, 2026 and 2025.
The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income per common share attributable to Walmart:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions, except per share data)	2026	2025	2026	2025
Numerator
Consolidated net income	$6,529	$7,151	$12,019	$11,790
Consolidated net income attributable to noncontrolling interest	(163)	(125)	(323)	(277)
Consolidated net income attributable to Walmart	$6,366	$7,026	$11,696	$11,513

Denominator
Weighted-average common shares outstanding, basic	7,954	7,978	7,962	7,994
Dilutive impact of share-based awards	24	38	27	39
Weighted-average common shares outstanding, diluted	7,978	8,016	7,989	8,033

Net income per common share attributable to Walmart
Basic	$0.80	$0.88	$1.47	$1.44
Diluted	0.80	0.88	1.46	1.43
Note 3. Short-term Borrowings and Long-term Debt
The Company has various committed lines of credit in the U.S. to support its commercial paper program. In April 2026, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion as well as its five-year credit facility of $5.0 billion. In total, the Company had committed lines of credit in the U.S. of $15.0 billion at July 31, 2026 and January 31, 2026, all undrawn.
The following table provides the changes in the Company's long-term debt for the six months ended July 31, 2026:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2026	$3,542	$34,624	$38,166
Proceeds from issuance of long-term debt(1)	—	4,230	4,230
Repayments of long-term debt	(2,303)	—	(2,303)
Reclassifications of long-term debt	2,249	(2,249)	—
Currency and other adjustments	(18)	(143)	(161)
Balances as of July 31, 2026	$3,470	$36,462	$39,932
(1)Proceeds from issuance of long-term debt are net of deferred loan costs and any related discount or premium.
Debt Issuances
Information on significant long-term debt issued during the six months ended July 31, 2026, for general corporate purposes, is as follows:

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

Maturities
Information on significant long-term debt maturities during the six months ended July 31, 2026 is as follows:

(Amounts in millions)
Maturity Date	Principal Amount	Interest Rate	Repayment
April 8, 2026	€650	2.550%	$754
April 15, 2026	$750	4.000%	750
July 8, 2026	$799	3.050%	799
			$2,303
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

(Amounts in millions)	Fair Value as of July 31, 2026	Fair Value as of January 31, 2026
Equity investments measured using Level 1 inputs	$860	$1,037
Equity investments measured using Level 2 inputs	2,781	3,462
Debt investments measured using Level 3 inputs	1,226	1,176
Total	$4,867	$5,675
The fair value of these investments decreased $1.1 billion and $0.8 billion for the three and six months ended July 31, 2026, respectively, and increased $2.0 billion and $1.4 billion for the three and six months ended July 31, 2025, respectively, primarily due to gains and losses resulting from net changes in the underlying stock prices of the investments and certain other immaterial investment activity.
The Company also has derivatives recorded at fair value. Derivative fair values are the estimated amounts the Company would receive or pay upon termination of the related derivative agreements as of the reporting dates. The fair values have been measured using the income approach and Level 2 inputs, which include the relevant interest rate and foreign currency forward curves. As of July 31, 2026 and January 31, 2026, the notional amounts and fair values of these derivatives were as follows:

	July 31, 2026			January 31, 2026
(Amounts in millions)	Notional Amount	Fair Value		Notional Amount	Fair Value
Receive fixed-rate, pay variable-rate interest rate swaps designated as fair value hedges	$4,771	$(467)	(1)	$4,771	$(411)	(1)
Receive fixed-rate, pay fixed-rate cross-currency swaps designated as cash flow hedges	5,147	(870)	(1)	6,020	(920)	(1)
Total	$9,918	$(1,337)		$10,791	$(1,331)
(1)    Primarily classified in deferred income taxes and other within the Company's Condensed Consolidated Balance Sheets.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not have any material assets or liabilities resulting in nonrecurring fair value measurements as of July 31, 2026 in the Company's Condensed Consolidated Balance Sheets.
Other Fair Value Disclosures
The Company records cash and cash equivalents, restricted cash and short-term borrowings at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities.

The Company's long-term debt is also recorded at cost. The fair value is estimated using Level 2 inputs based on observable prices of identical instruments in less active markets. The carrying value and fair value of the Company's long-term debt as of July 31, 2026 and January 31, 2026, are as follows:

	July 31, 2026		January 31, 2026
(Amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$39,932	$37,267	$38,166	$36,777
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
Opioid-Related Litigation
The Company continues to vigorously defend against claims relating to distribution and dispensing of prescription opioid medications. These opioid-related matters include, but are not limited to, each of the matters described below; other actions filed by healthcare providers, individuals, and third-party payors; and actions filed by political subdivisions or Native American tribes that elected not to join the national settlements the Company disclosed in fiscal year 2023. Except as noted below, the Company cannot reasonably estimate any loss or range of loss that may arise from these matters and the Company can provide no assurance as to the scope and outcome of any of the opioid-related matters and no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.
Civil Litigation in the U.S. and Canada. In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous lawsuits filed against a wide array of defendants by various plaintiffs asserting claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation is entitled In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL") and is pending in the U.S. District Court for the Northern District of Ohio (the "MDL Court"). Final approval of a settlement resolving the opioid-related claims of a nationwide class of third-party payors is pending with the MDL Court. The Company remains a party to certain other opioid-related matters in the MDL. Of those remaining cases, one brought by a hospital system has been selected as a bellwether case to proceed through discovery. The MDL Court may designate additional bellwether cases in the future.
The Company is also a defendant to other opioid-related matters and in state and federal courts. The Florida Health Sciences Center case in a Florida state court asserted claims on behalf of several hospital systems against the Company and other defendants. A jury trial in this matter ended in a mistrial, and the Court thereafter granted a directed verdict and entered judgment in favor of the Company and other defendants. The plaintiffs have appealed.
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
Department of Justice Opioid Civil Litigation. On December 22, 2020, the U.S. Department of Justice (the "DOJ") filed a civil complaint in the U.S. District Court for the District of Delaware alleging that the Company unlawfully dispensed controlled substances from its pharmacies and unlawfully distributed controlled substances to those pharmacies. The complaint alleges that this conduct resulted in violations of the Controlled Substances Act. The Company, without admitting liability, has settled this matter for an immaterial amount, which was accrued as of July 31, 2026.
False Claims Act Litigation. On August 23, 2019, a qui tam action was filed in the U.S. District Court for the District of New Mexico. The action was partially unsealed on April 30, 2024 after the federal government declined to intervene. The DOJ informed the Company of its decision not to intervene on June 20, 2024. On July 25, 2024, the Court transferred the litigation to the U.S. District Court for the District of Delaware. On January 9, 2025, the plaintiffs filed a third amended complaint on behalf of two former pharmacists of the Company as relators that alleges the Company violated the Controlled Substances Act and state pharmacy regulations and that such conduct constitutes violations of the federal False Claims Act. The Company, without admitting liability, has settled this matter for an immaterial amount, which was accrued as of July 31, 2026.

Other Legal Proceedings
Asda Equal Value Claims. Asda, formerly a subsidiary of the Company, is a defendant in certain equal value claims that began in 2008 and are proceeding in the United Kingdom before an Employment Tribunal in Manchester and before the High Court. Claims have been brought by approximately 77,000 current and former Asda store employees who allege their work is of equal value to the work done by employees in Asda's distribution centers and that the difference in pay and conditions between the different jobs is not objectively justified. Additional employees may assert claims in the future. The High Court claims are stayed pending the determination of a cohort of claims brought in the Employment Tribunal. The legal proceedings to consider these equal value claims are in three phases, and the first two phases are complete. On January 31, 2025 and February 25, 2026, the Employment Tribunal issued rulings that certain of the claims are permitted to advance to the third phase. The hearing on the third phase is scheduled to begin on November 23, 2026. There are factual and legal defenses to the equal value claims, and the Company intends to vigorously defend them. Subsequent to the divestiture of Asda in February 2021, the Company continues to oversee the conduct of the defense of these claims. While potential liability for these claims remains with Asda, the Company has agreed to provide indemnification with respect to certain of these claims up to a contractually determined amount. The Company cannot predict the number of such claims that may ultimately be filed and cannot reasonably estimate any loss or range of loss that may arise related to these proceedings. Accordingly, the Company can provide no assurance as to the scope and outcome of these matters.
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
Driver Platform Matters. The Company, the Federal Trade Commission ("FTC") and certain states have reached a settlement regarding investigations into payment and operational practices of its Spark Driver platform pursuant to a stipulated order entered on March 3, 2026. Pursuant to the settlement and without admitting liability, the Company agreed to entry of a judgment of $100 million and to maintain certain programmatic practices and reporting obligations for a period of 10 years. Approximately $63 million of the judgment was suspended, pursuant to the terms of the stipulated order (reflecting amounts that have already been paid to drivers and other considerations reflected in the settlement), and the Company accrued the remainder of approximately $37 million as of January 31, 2026. The Company has also agreed to settlement terms with certain other states on these matters.
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

Foreign Direct Investment Matters. At various times since July 2021, the Directorate of Enforcement in India has issued show cause notices (the "Notices") to Flipkart, various of its subsidiaries, and to unrelated companies and individuals, including certain current and former shareholders and directors of Flipkart. The Notices request the recipients to show cause as to why further proceedings should not be initiated against them based on alleged violations under India's Foreign Direct Investment rules and regulations (the "Rules"). The Notices primarily address the period from 2009 to 2015, prior to the Company's acquisition of a majority stake in Flipkart in 2018. Flipkart is responding to the Notices, which are at an initial stage of proceedings. Flipkart is also responding to requests for information for periods prior and subsequent to April 2016 regarding the Rules. If a hearing on the merits is initiated with respect to any Notice, and it is determined that violations of the Rules occurred, then the regulatory authority has the authority to impose monetary and/or non-monetary relief, such as share ownership restrictions. Flipkart intends to vigorously defend against the allegations set forth in the Notices. The Company is unable to predict whether any of the Notices will lead to a hearing on the merits or, if it does, the final outcome of the resulting proceedings. The Company cannot reasonably estimate any loss or range of loss that may arise from these matters, can provide no assurance as to the scope or outcome of any proceeding that might result from the Notices, or the amount of the proceeds the Company may receive in indemnification from individuals and entities that sold shares to the Company under the 2018 agreement for the period prior to the date the Company acquired its majority stake in Flipkart, and can provide no assurance that its business, financial position, results of operations or cash flows will not be materially adversely affected.
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
Other Lawsuits and Regulatory Matters
The Company is involved in various other legal and regulatory proceedings that generally arise in the ordinary course of business, certain of which may be styled as class, representative, or mass actions which may seek substantial or indeterminate amounts, including punitive or exemplary damages. Among other things, these matters may involve intellectual property, antitrust and competition, consumer protection, and employment, as well as claims for insurance-related liabilities, such as workers' compensation, general liability, product liability, and certain employee-related healthcare benefits. These matters increasingly allege novel theories of harm, and can be expensive, disruptive and time-consuming to resolve.
In addition, the Company self-insures against a number of insurance-related liabilities, including, but not limited to, general liability, workers' compensation, auto liability, product liability and certain employee-related healthcare benefits. Certain of the claims asserted against the Company may be subject to third-party insurance coverage or indemnification, including indemnification from suppliers of the products that the Company sells; however, in the event that insurance coverage is not adequate or does not continue to be available, or a supplier does not have the financial ability or capacity to fulfill their indemnification obligations, the Company's exposure to the full risks and costs of such claims is likely to increase.
Gain Contingencies
The Company engaged in the process established by the U.S. Customs and Border Protection ("CBP") for refunds of tariffs that the Company paid as the importer of record under the International Emergency Economic Powers Act. The Company accounts for such refunds as gain contingencies and recognizes any recovery when the gain is realized or realizable and the related contingencies have been substantially resolved. During the quarter ended July 31, 2026, the Company received approximately $2.9 billion in tariff refunds, primarily in the Walmart U.S. segment, which were recorded as a reduction to cost of sales and represent substantially all of the refunds requested by the Company.
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

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2026	2025	2026	2025
Walmart U.S.
Net sales	$125,189	$120,911	$242,358	$233,074
Membership and other income	750	649	1,676	1,285
Total revenues	125,939	121,560	244,034	234,359
Cost of sales	88,351	87,237	172,991	168,589
Operating, selling, general and administrative expenses	29,468	27,591	57,026	53,342
Operating income	$8,120	$6,732	$14,017	$12,428

Walmart International
Net sales	$35,198	$31,201	$70,308	$60,955
Membership and other income	426	381	851	760
Total revenues	35,624	31,582	71,159	61,715
Cost of sales	27,659	24,472	55,346	47,936
Operating, selling, general and administrative expenses	6,526	5,876	12,772	11,252
Operating income	$1,439	$1,234	$3,041	$2,527

Sam's Club U.S.(1)
Net sales	$25,713	$23,638	$49,118	$45,702
Membership and other income	654	617	1,328	1,224
Total revenues	26,367	24,255	50,446	46,926
Cost of sales	22,794	21,062	43,525	40,549
Operating, selling, general and administrative expenses	2,895	2,723	5,569	5,241
Operating income	$678	$470	$1,352	$1,136

Corporate and support
Membership and other income(2)	$7	$5	$49	$11
Operating, selling, general and administrative expenses	861	1,155	1,583	1,681
Operating loss	$(854)	$(1,150)	$(1,534)	$(1,670)

Consolidated
Net sales	$186,100	$175,750	$361,784	$339,731
Membership and other income	1,837	1,652	3,904	3,280
Total revenues	187,937	177,402	365,688	343,011
Cost of sales	138,804	132,771	271,862	257,074
Operating, selling, general and administrative expenses	39,750	37,345	76,950	71,516
Operating income	9,383	7,286	16,876	14,421
Interest, net	171	675	791	1,219
Other (gains) and losses	1,200	(2,708)	925	(2,111)
Income before income taxes	$8,012	$9,319	$15,160	$15,313
(1)    Total fuel-related cost of sales and operating, selling, general and administrative expenses for Sam's Club U.S. were $3.4 billion and $2.3 billion for the three months ended July 31, 2026 and 2025, respectively, and $6.1 billion and $4.5 billion for the six months ended July 31, 2026 and 2025, respectively.
(2)    Includes other income from corporate campus facilities and miscellaneous items.

Depreciation and amortization and capital expenditures for the Company's segments, as well as for Corporate and support, are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2026	2025	2026	2025
Walmart U.S.
Depreciation and amortization	$2,602	$2,299	$5,111	$4,539
Capital expenditures	5,442	4,775	10,453	8,547
Walmart International
Depreciation and amortization	$632	$572	$1,263	$1,121
Capital expenditures	991	746	1,812	1,227
Sam's Club U.S.
Depreciation and amortization	$205	$195	$408	$384
Capital expenditures	390	194	664	338
Corporate and support
Depreciation and amortization	$486	$421	$964	$812
Capital expenditures	674	708	1,252	1,297
Consolidated
Depreciation and amortization	$3,925	$3,487	$7,746	$6,856
Capital expenditures	7,497	6,423	14,181	11,409
Total assets for the Company's segments, as well as for Corporate and support, are as follows:

	July 31,	January 31,
(Amounts in millions)	2026	2026
Assets by segment
Walmart U.S.	$172,301	$165,627
Walmart International	87,968	86,093
Sam's Club U.S.	18,203	17,186
Corporate and support	15,442	15,762
Total assets	$293,914	$284,668
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

(Amounts in millions)	Three Months Ended July 31,		Six Months Ended July 31,
Walmart U.S. net sales by merchandise category	2026	2025	2026	2025
Grocery	$74,130	$71,092	$144,826	$138,923
General merchandise	29,728	29,458	56,148	54,734
Health and wellness	16,942	17,248	33,297	33,492
Other categories	4,389	3,113	8,087	5,925
Total	$125,189	$120,911	$242,358	$233,074
Of Walmart U.S.'s total net sales, approximately $29.4 billion and $23.7 billion related to eCommerce for the three months ended July 31, 2026 and 2025, respectively, and approximately $56.4 billion and $45.1 billion related to eCommerce for the six months ended July 31, 2026 and 2025, respectively.

(Amounts in millions)	Three Months Ended July 31,		Six Months Ended July 31,
Walmart International net sales by market	2026	2025	2026	2025
Mexico and Central America	$14,331	$12,546	$28,178	$24,260
China	7,416	5,786	15,870	12,365
Canada	6,379	6,114	12,106	11,259
Other	7,072	6,755	14,153	13,071
Total	$35,198	$31,201	$70,307	$60,955
Of Walmart International's total net sales, approximately $9.9 billion and $8.3 billion related to eCommerce for the three months ended July 31, 2026 and 2025, respectively, and approximately $19.6 billion and $16.0 billion related to eCommerce for the six months ended July 31, 2026 and 2025, respectively.

(Amounts in millions)	Three Months Ended July 31,		Six Months Ended July 31,
Sam's Club U.S. net sales by merchandise category	2026	2025	2026	2025
Grocery	$17,223	$16,417	$33,325	$31,860
Fuel and other	4,192	3,064	7,635	5,915
General merchandise	3,042	2,877	5,691	5,413
Health and wellness	1,256	1,280	2,467	2,514
Total	$25,713	$23,638	$49,118	$45,702
Of Sam's Club U.S.'s total net sales, approximately $4.7 billion and $3.7 billion related to eCommerce for the three months ended July 31, 2026 and 2025, respectively, and approximately $8.8 billion and $7.1 billion related to eCommerce for the six months ended July 31, 2026 and 2025, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
This discussion, which presents Walmart Inc.'s ("Walmart," the "Company," "our," "us" or "we") results for periods occurring in the fiscal year ending January 31, 2027 ("fiscal 2027") and the fiscal year ended January 31, 2026 ("fiscal 2026"), should be read in conjunction with our Condensed Consolidated Financial Statements as of and for the three and six months ended July 31, 2026, and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of and for the year ended January 31, 2026, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended January 31, 2026.
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
Recent Developments, Macroeconomic Conditions and Potential Impacts
We expect continued uncertainty in our business and the global economy due to the following factors: tariffs and trade restrictions, including tariff refunds; inflationary trends; fluctuations in global currencies; swings in macroeconomic conditions and their effect on consumer confidence; changes in employment trends; volatility in fuel prices; and supply chain pressures, any of which may impact our results. While we operate in a highly dynamic tariff environment, less than one third of what we sell in the U.S. is imported, with most of our imports coming from China, Vietnam, Mexico, India and Canada. We are committed to helping customers save money and live better through everyday low prices, supported by everyday low costs. Our operating results are influenced in part by our sourcing, pricing, merchandising, inventory management and other strategies in response to cost increases, which are further discussed in our Annual Report on Form 10-K. Information on certain risks, factors, and uncertainties that can affect our operating results and an investment in our securities can be found herein under "Item 1A. Risk Factors" and "Item 5. Other Information."
The Company engaged in the process established by the U.S. Customs and Border Protection ("CBP") for refunds of tariffs that the Company paid as the importer of record under the International Emergency Economic Powers Act. During the quarter ended July 31, 2026, the Company received approximately $2.9 billion in tariff refunds pursuant to the CBP process, which were recorded as a reduction to cost of sales and represent substantially all of the refunds requested by the Company. A significant portion of these refunds was invested into customer-focused initiatives during the current quarter, primarily through price investment and other cost mitigation strategies, with continued prioritization of price investment expected through fiscal 2027.
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

Calendar comparable sales, as well as the impact of fuel, for the three and six months ended July 31, 2026 and 2025, were as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2026	2025	2026	2025	2026	2025	2026	2025
	With Fuel		Fuel Impact		With Fuel		Fuel Impact
Walmart U.S.	3.3%	4.7%	0.4%	(0.1)%	3.8%	3.9%	0.3%	(0.1)%
Sam's Club U.S.	8.6%	3.3%	4.2%	(2.6)%	7.3%	3.1%	3.2%	(2.6)%
Walmart U.S. comparable sales increased 3.3% and 3.8% for the three and six months ended July 31, 2026, respectively, driven by growth in transactions and average ticket, reflecting strength in grocery, partially offset by a decrease in health and wellness primarily due to the impact from maximum fair price regulation on certain prescription drugs, which went into effect in January 2026. Growth for the six months ended July 31, 2026 also reflects strength in general merchandise. Walmart U.S. eCommerce sales positively contributed approximately 4.9% and 5.1% to comparable sales for the three and six months ended July 31, 2026, respectively. This growth reflects continued strength in customer and Walmart+ member engagement with omnichannel offerings, which was primarily driven by store-fulfilled delivery.
Sam's Club U.S. comparable sales increased 8.6% and 7.3% for the three and six months ended July 31, 2026, respectively, with growth in transactions and unit volumes, reflecting strength in grocery and general merchandise. Additionally, higher fuel sales, driven by higher fuel prices and volumes, positively impacted comparable sales by 4.2% and 3.2% for the three and six months ended July 31, 2026, respectively. Sam's Club U.S. eCommerce sales positively contributed approximately 3.1% to comparable sales for both the three and six months ended July 31, 2026, reflecting continued strength in member engagement with omnichannel offerings, such as club-fulfilled delivery.
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

	Three Months Ended July 31,		Six Months Ended July 31,
(Amounts in millions)	2026	2025	2026	2025
Net sales	$186,100	$175,750	$361,784	$339,731
Percentage change from comparable period	5.9%	4.8%	6.5%	3.7%
Operating income	$9,383	$7,286	$16,876	$14,421
Percentage change from comparable period	28.8%	(8.2)%	17.0%	(2.4)%

Percentage of net sales
Gross profit(1)	25.4%	24.5%	24.9%	24.3%
Operating expenses	21.4%	21.2%	21.3%	21.1%
Operating income	5.0%	4.1%	4.7%	4.2%
(1)    Gross profit defined as net sales less cost of sales.
Gross profit as a percentage of net sales ("gross profit rate") increased 96 and 53 basis points for the three and six months ended July 31, 2026, respectively, when compared to the same periods in the previous fiscal year, primarily due to tariff refunds, partially offset by price investments and higher fuel costs within our supply chain. Gross profit rate also benefited from continued growth in higher margin businesses, including advertising.
Operating expenses as a percentage of net sales increased 11 and 22 basis points for the three and six months ended July 31, 2026, respectively, when compared to the same periods in the previous fiscal year. The increase for the three months ended July 31, 2026 was primarily driven by higher self-insured general liability claims expense influenced by rising costs to resolve claims across retail and related industries, increased depreciation related to our capital investments and higher associate healthcare benefit costs related to increased enrollment and medical cost inflation. The increase for the six months ended July 31, 2026 was primarily driven by increased depreciation related to our capital investments, higher associate healthcare benefit costs and higher self-insured general liability claims expense. The increases for both the three and six months ended July 31, 2026 were partially offset by lapping charges of $0.4 billion related to certain legal matters for the same periods in the previous fiscal year.
Operating income as a percentage of net sales increased 89 and 42 basis points for the three and six months ended July 31, 2026, respectively, primarily due to the factors described above.

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
The calculation of ROA and ROI, along with a reconciliation of ROI to the calculation of ROA, the most comparable GAAP financial measure, is as follows:

	For the Trailing Twelve Months Ended July 31,
(Amounts in millions)	2026	2025
CALCULATION OF RETURN ON ASSETS
Numerator
Consolidated net income	$22,499	$21,929
Denominator
Average total assets(1)	$282,376	$262,639
Return on assets (ROA)	8.0%	8.3%

CALCULATION OF RETURN ON INVESTMENT
Numerator
Operating income	$32,280	$28,988
+ Interest income	352	442
+ Depreciation and amortization	15,094	13,491
+ Rent	2,559	2,374
= ROI operating income	$50,285	$45,295

Denominator
Average total assets(1)	$282,376	$262,639
'+ Average accumulated depreciation and amortization(1)	134,840	124,255
'- Average accounts payable(1)	62,202	58,401
- Average accrued liabilities(1)	29,448	28,239
= Average invested capital	$325,566	$300,254
Return on investment (ROI)	15.4%	15.1%
(1)`The average is calculated using the account balance at the end of the current and prior comparative periods.

	As of July 31,
(Amounts in millions)	2026	2025	2024
Certain Balance Sheet Data
Total assets	$293,914	$270,837	$254,440
Accumulated depreciation and amortization	141,445	128,234	120,275
Accounts payable	64,318	60,086	56,716
Accrued liabilities	30,074	28,821	27,656

ROA was 8.0% and 8.3% for the trailing 12 months ended July 31, 2026 and 2025, respectively. The decrease in ROA was primarily due to net decreases in the fair value of our equity and other investments and an increase in average total assets resulting from higher purchases of property and equipment, offset by an increase in operating income. ROI was 15.4% and 15.1% for the trailing 12 months ended July 31, 2026 and 2025, respectively. The increase in ROI was primarily due to an increase in operating income from improved business performance, partially offset by an increase in average invested capital due to higher purchases of property and equipment.
Capital Allocation
Our strategy includes allocating the majority of our capital to higher-return areas focused on automation such as eCommerce, supply chain and store and club investments. The following table provides additional detail regarding our capital expenditures:

(Amounts in millions)	Six Months Ended July 31,
Allocation of Capital Expenditures	2026	2025
Supply chain, customer-facing initiatives, technology and other	$7,659	$6,688
Store and club remodels	3,623	2,917
New stores and clubs, including expansions and relocations	1,087	577
Total U.S.	$12,369	$10,182
Walmart International	1,812	1,227
Total Capital Expenditures	$14,181	$11,409
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

	Six Months Ended July 31,
(Amounts in millions)	2026	2025
Net cash provided by operating activities	$19,710	$18,352
Payments for property and equipment	(14,181)	(11,409)
Free cash flow	$5,529	$6,943

Net cash used in investing activities(1)	$(14,264)	$(11,199)
Net cash used in financing activities	(4,842)	(6,993)
(1)    Net cash used in investing activities includes payments for property and equipment, which is also included in our computation of free cash flow.
Net cash provided by operating activities was $19.7 billion for the six months ended July 31, 2026, which represents an increase of $1.4 billion when compared to the same period in the previous fiscal year. The increase was primarily due to an increase in cash provided by operating income, partially offset by timing of inventory receipts. Free cash flow for the six months ended July 31, 2026 was $5.5 billion, which represents a decrease of $1.4 billion when compared to the same period in the previous fiscal year. The decrease in free cash flow was due to an increase of $2.8 billion in capital expenditures to support our omnichannel growth strategy, partially offset by the increase in net cash provided by operating activities described above.

Results of Operations
Consolidated Results of Operations

	Three Months Ended July 31,		Six Months Ended July 31,
(Dollar amounts and retail square feet in millions)	2026	2025	2026	2025
Net sales	$186,100	$175,750	$361,784	$339,731
Percentage change from comparable period	5.9%	4.8%	6.5%	3.7%
Membership and other income(1)	1,837	1,652	3,904	3,280
Total revenues	187,937	177,402	365,688	343,011
Percentage change from comparable period	5.9%	4.8%	6.6%	3.7%
Gross profit(2)	47,296	42,979	89,922	82,657
Operating expenses(2)	39,750	37,345	76,950	71,516
Operating income	9,383	7,286	16,876	14,421
Other (gains) and losses	1,200	(2,708)	925	(2,111)
Consolidated net income	$6,529	$7,151	$12,019	$11,790

Percentage of net sales
Gross profit	25.4%	24.5%	24.9%	24.3%
Operating expenses	21.4%	21.2%	21.3%	21.1%
Operating income	5.0%	4.1%	4.7%	4.2%

Unit counts at period end	11,000	10,797	11,000	10,797
Retail square feet at period end	1,058	1,052	1,058	1,052
(1)    Membership and other income includes membership fees and other items such as rental and tenant income, recycling income, gift card breakage income, as well as other income from corporate campus facilities.
(2)    Gross profit is defined as net sales less cost of sales. Operating expenses refers to operating, selling, general and administrative expenses.
Our total revenues increased $10.5 billion or 5.9% and $22.7 billion or 6.6% for the three and six months ended July 31, 2026, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to strong positive comparable sales in our U.S. segments and international markets driven by growth in transactions. eCommerce net sales grew $8.2 billion or 23% and $16.7 billion or 24% for the three and six months ended July 31, 2026, respectively, primarily driven by store and club-fulfilled delivery. Net sales growth also reflected strong sales in grocery and general merchandise across our segments. Net sales for the three and six months ended July 31, 2026 were positively affected by $1.5 billion and $3.9 billion, respectively, in currency exchange rate fluctuations.
Membership and other income increased $0.2 billion or 11.2% and $0.6 billion or 19.0% for the three and six months ended July 31, 2026, respectively, primarily due to strong growth in membership income globally. Growth in the six months ended July 31, 2026 also reflects increases in certain miscellaneous items, none of which are individually material.
Gross profit rate increased 96 and 53 basis points for the three and six months ended July 31, 2026, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily driven by tariff refunds, partially offset by price investments and higher fuel costs within our supply chain. Gross profit rate also benefited from continued growth in higher margin businesses, including advertising.
Operating expenses as a percentage of net sales increased 11 and 22 basis points for the three and six months ended July 31, 2026, respectively, when compared to the same periods in the previous fiscal year. The increase for the three months ended July 31, 2026 was primarily driven by higher self-insured general liability claims expense influenced by rising costs to resolve claims across retail and related industries, increased depreciation related to our capital investments and higher associate healthcare benefit costs related to increased enrollment and medical cost inflation. The increase for the six months ended July 31, 2026 was primarily driven by increased depreciation related to our capital investments, higher associate healthcare benefit costs and higher self-insured general liability claims expense. The increases for both the three and six months ended July 31, 2026 were partially offset by lapping charges of $0.4 billion related to certain legal matters for the same periods in the previous fiscal year.
Other gains and losses consist of certain non-operating items, such as the change in the fair value of our investments and gains or losses on business dispositions, which by their nature can fluctuate from period to period. Other gains and losses for the three and six months ended July 31, 2026 consisted of net losses of $1.2 billion and $0.9 billion, respectively, compared to net gains of $2.7 billion and $2.1 billion for the same periods in the previous fiscal year. These net gains and losses primarily consisted of changes in fair value of our equity and other investments driven by changes in their underlying stock prices.

Our effective income tax rate was 18.5% and 20.7% for the three and six months ended July 31, 2026, respectively, compared to 23.3% and 23.0% for the same periods in the previous fiscal year. The decreases in effective tax rate were primarily due to changes in unrecognized tax benefits. Our effective income tax rate may fluctuate as a result of various factors, including changes in our unrecognized tax benefits, valuation allowances, business operations, acquisitions, investments, entry into new businesses and geographies, intercompany transactions, changes in tax law, changes in the administrative practices, principles, and interpretations related to tax and the mix and size of earnings among our U.S. operations and international operations, which are subject to statutory rates that may be different than the U.S. statutory rate.
As a result of the factors discussed above, as well as an interest expense benefit related to changes in unrecognized tax benefits, consolidated net income decreased $0.6 billion and increased $0.2 billion for the three and six months ended July 31, 2026, respectively, when compared to the same periods in the previous fiscal year. Accordingly, diluted net income per common share attributable to Walmart was $0.80 and $1.46 for the three and six months ended July 31, 2026, respectively, which represents a decrease of $0.08 and an increase of $0.03 when compared to the same periods in the previous fiscal year.
Walmart U.S. Segment

	Three Months Ended July 31,		Six Months Ended July 31,
(Dollar amounts and retail square feet in millions)	2026	2025	2026	2025
Net sales	$125,189	$120,911	$242,358	$233,074
Net sales percentage change from comparable period	3.5%	4.8%	4.0%	4.0%
Calendar comparable sales increase	3.3%	4.7%	3.8%	3.9%
Membership and other income	750	649	1,676	1,285
Gross profit	36,838	33,674	69,367	64,485
Operating expenses	29,468	27,591	57,026	53,342
Operating income	$8,120	$6,732	$14,017	$12,428

Percentage of net sales
Gross profit	29.4%	27.9%	28.6%	27.7%
Operating expenses	23.5%	22.8%	23.5%	22.9%
Operating income	6.5%	5.6%	5.8%	5.3%

Unit counts at period end	4,615	4,606	4,615	4,606
Retail square feet at period end	699	698	699	698
Net sales for the Walmart U.S. segment increased $4.3 billion or 3.5% and $9.3 billion or 4.0%, for the three and six months ended July 31, 2026, respectively, when compared to the same periods in the previous fiscal year. The increases were due to comparable sales of 3.3% and 3.8% for the three and six months ended July 31, 2026, respectively, driven by growth in transactions and average ticket, reflecting strength in grocery, partially offset by a decrease in health and wellness primarily due to the impact from maximum fair price regulation on certain prescription drugs, which went into effect in January 2026. Growth for the six months ended July 31, 2026 also reflects strength in general merchandise. The Walmart U.S. segment's eCommerce net sales positively contributed approximately 4.9% and 5.1% to comparable sales for the three and six months ended July 31, 2026, respectively. This growth reflects continued strength in customer and Walmart+ member engagement with omnichannel offerings, which was primarily driven by store-fulfilled delivery.
Membership and other income increased 15.6% and 30.4% for the three and six months ended July 31, 2026, respectively, primarily driven by double-digit percentage growth in membership fee revenue from Walmart+. Growth during the six months ended July 31, 2026 also reflects increases in certain miscellaneous items.
Gross profit rate increased 158 and 95 basis points for the three and six months ended July 31, 2026, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily driven by tariff refunds, partially offset by price investments and higher fuel costs within our supply chain. Gross profit rate also benefited from continued growth in higher margin businesses, including advertising.
Operating expenses as a percentage of net sales increased 72 and 64 basis points for the three and six months ended July 31, 2026, respectively, when compared to the same periods in the previous fiscal year. The increase for the three months ended July 31, 2026 was primarily driven by higher self-insured general liability claims expense, increased depreciation related to our capital investments and higher associate healthcare benefit costs related to increased enrollment and medical cost inflation. The increase for the six months ended July 31, 2026 was primarily driven by higher associate healthcare benefit costs, increased depreciation related to our capital investments and higher self-insured general liability claims expense.
As a result of the factors discussed above, operating income increased $1.4 billion and $1.6 billion for the three and six months ended July 31, 2026, respectively, when compared to the same periods in the previous fiscal year.

Walmart International Segment

	Three Months Ended July 31,		Six Months Ended July 31,
(Dollar amounts and retail square feet in millions)	2026	2025	2026	2025
Net sales	$35,198	$31,201	$70,308	$60,955
Percentage change from comparable period	12.8%	5.5%	15.3%	2.6%
Membership and other income	426	381	851	760
Gross profit	7,539	6,729	14,962	13,019
Operating expenses	6,526	5,876	12,772	11,252
Operating income	$1,439	$1,234	$3,041	$2,527

Percentage of net sales
Gross profit	21.4%	21.6%	21.3%	21.4%
Operating expenses	18.5%	18.8%	18.2%	18.5%
Operating income	4.1%	4.0%	4.3%	4.1%

Unit counts at period end	5,783	5,591	5,783	5,591
Retail square feet at period end	278	274	278	274
Net sales for the Walmart International segment increased $4.0 billion or 12.8% and $9.4 billion or 15.3% for the three and six months ended July 31, 2026, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to positive comparable sales across our international markets, including strong eCommerce growth of $1.6 billion and $3.6 billion for the three and six months ended July 31, 2026, respectively. Currency exchange rate fluctuations positively contributed $1.5 billion and $3.9 billion for the three and six months ended July 31, 2026, respectively.
Gross profit rate decreased 15 and 8 basis points for the three and six months ended July 31, 2026, respectively, when compared to the same periods in the previous fiscal year. The decreases were primarily due to price investments and ongoing format mix shifts, partially offset by improved eCommerce margins and business mix shifts. Additionally for the three months ended July 31, 2026, the rate was negatively impacted by a discrete sales-related reserve.
Operating expenses as a percentage of net sales decreased 29 basis points for both the three and six months ended July 31, 2026, when compared to the same periods in the previous fiscal year. The decreases were primarily due to disciplined cost controls and ongoing format mix shifts, partially offset by investments in strategic growth priorities in our Mexico and Canada markets.
As a result of the factors discussed above, operating income increased $0.2 billion and $0.5 billion for the three and six months ended July 31, 2026, respectively, when compared to the same periods in the previous fiscal year.

Sam's Club U.S. Segment

	Three Months Ended July 31,		Six Months Ended July 31,
(Dollar amounts and retail square feet in millions)	2026	2025	2026	2025
Including Fuel
Net sales	$25,713	$23,638	$49,118	$45,702
Percentage change from comparable period	8.8%	3.4%	7.5%	3.2%
Calendar comparable sales increase	8.6%	3.3%	7.3%	3.1%
Membership and other income	654	617	1,328	1,224
Gross profit	2,919	2,576	5,593	5,153
Operating expenses	2,895	2,723	5,569	5,241
Operating income	$678	$470	$1,352	$1,136

Percentage of net sales
Gross profit	11.4%	10.9%	11.4%	11.3%
Operating expenses	11.3%	11.5%	11.3%	11.5%
Operating income	2.6%	2.0%	2.8%	2.5%

Unit counts at period end	602	600	602	600
Retail square feet at period end	81	80	81	80

Excluding Fuel (1)
Net sales	$22,139	$21,185	$42,656	$40,924
Percentage change from comparable period	4.5%	6.0%	4.2%	5.8%
Operating income	$485	$314	$1,000	$843
(1)    We believe the Excluding Fuel information is useful to investors because it permits investors to understand the effect of the Sam's Club U.S. segment's fuel sales on its results of operations, which are impacted by the volatility of fuel prices. Volatility in fuel prices may continue to impact the operating results of the Sam's Club U.S. segment in the future.
Net sales for the Sam's Club U.S. segment increased $2.1 billion or 8.8% and $3.4 billion or 7.5% for the three and six months ended July 31, 2026, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to comparable sales, including fuel, of 8.6% and 7.3% for the three and six months ended July 31, 2026, respectively, with growth in transactions and unit volumes, reflecting strength in grocery and general merchandise. Additionally, higher fuel sales, driven by higher fuel prices and volumes, positively impacted comparable sales by 4.2% and 3.2% for the three and six months ended July 31, 2026, respectively. Sam's Club U.S. eCommerce net sales positively contributed approximately 3.1% to comparable sales for both the three and six months ended July 31, 2026, reflecting continued strength in member engagement with omnichannel offerings, such as club-fulfilled delivery.
Membership and other income increased 6.0% and 8.5% for the three and six months ended July 31, 2026, when compared to the same periods in the previous fiscal year. The increases were primarily due to growth in the membership base and Plus penetration. Growth during the six months ended July 31, 2026 also reflects increases in certain miscellaneous items. As previously reported, Sam's Club U.S. increased its annual membership fees, effective May 1, 2026. Membership fees are deferred and recognized ratably over the one-year membership term.
Gross profit rate increased 45 and 11 basis points for the three and six months ended July 31, 2026, respectively, when compared to the same periods in the previous fiscal year. The increases were primarily due to tariff refunds, partially offset by price investments and increased eCommerce shipping and fulfillment costs, driven by club-fulfilled delivery.
Operating expenses as a percentage of net sales decreased 26 and 13 basis points for the three and six months ended July 31, 2026, respectively, when compared to the same periods in the previous fiscal year. The decreases for both the three and six months ended July 31, 2026 were primarily driven by higher fuel sales, offset by continued technology investments and higher self-insured general liability claims expense.
As a result of the factors discussed above, operating income increased $0.2 billion for both the three and six months ended July 31, 2026, when compared to the same periods in the previous fiscal year.
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

Net Cash Provided by Operating Activities

	Six Months Ended July 31,
(Amounts in millions)	2026	2025
Net cash provided by operating activities	$19,710	$18,352
Net cash provided by operating activities for the six months ended July 31, 2026 increased $1.4 billion when compared to the same period in the previous fiscal year. The increase was primarily due to an increase in cash provided by operating income, partially offset by timing of inventory receipts.
Cash Equivalents and Working Capital Deficit
Cash and cash equivalents were $11.5 billion and $9.4 billion at July 31, 2026 and 2025, respectively. Our working capital deficit was $26.9 billion as of July 31, 2026, which increased when compared to the $21.5 billion working capital deficit as of July 31, 2025. The increase in our working capital deficit was primarily driven by an increase in short-term borrowings for general corporate purposes as well as the timing of certain payments described above, partially offset by timing of inventory receipts, increase in receivables related to sales growth and higher cash balances. We generally operate with a working capital deficit due to our efficient use of cash in funding operations, consistent access to the capital markets and returns provided to our shareholders in the form of cash dividends and share repurchases.
As of July 31, 2026 and January 31, 2026, cash and cash equivalents of $5.0 billion and $3.9 billion, respectively, may not be freely transferable to the U.S. due to local laws or other restrictions or are subject to the approval of the noncontrolling interest shareholders.
Net Cash Used in Investing Activities

	Six Months Ended July 31,
(Amounts in millions)	2026	2025
Net cash used in investing activities	$(14,264)	$(11,199)
Net cash used in investing activities for the six months ended July 31, 2026 increased $3.1 billion when compared to the same period in the previous fiscal year. The increase was primarily due to increased payments for property and equipment and change in net proceeds received from sales of certain strategic investments in the previous fiscal year.
Net Cash Used in Financing Activities

	Six Months Ended July 31,
(Amounts in millions)	2026	2025
Net cash used in financing activities	$(4,842)	$(6,993)
Net cash used in financing activities decreased $2.2 billion for the six months ended July 31, 2026, when compared to the same period in the previous fiscal year. The decrease was primarily due to higher short-term borrowings and lower share repurchases, primarily offset by increased debt repayments in the current fiscal year.
In April 2026, the Company renewed and extended its existing 364-day revolving credit facility of $10.0 billion as well as its five-year credit facility of $5.0 billion. In total, we had committed lines of credit in the U.S. of $15.0 billion at July 31, 2026, all undrawn.
Long-term Debt
The following table provides the changes in our long-term debt for the six months ended July 31, 2026:

(Amounts in millions)	Long-term debt due within one year	Long-term debt	Total
Balances as of February 1, 2026	$3,542	$34,624	$38,166
Proceeds from issuance of long-term debt(1)	—	4,230	4,230
Repayments of long-term debt	(2,303)	—	(2,303)
Reclassifications of long-term debt	2,249	(2,249)	—
Currency and other adjustments	(18)	(143)	(161)
Balances as of July 31, 2026	$3,470	$36,462	$39,932
(1)Proceeds from issuance of long-term debt are net of deferred loan costs and any related discount or premium.
During the six months ended July 31, 2026, our total outstanding long-term debt increased $1.8 billion, primarily due to the issuance of new long-term debt in April 2026, less current year debt repayments. Refer to Note 3 to our Condensed Consolidated Financial Statements for details.

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
Company Share Repurchase Program
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases made during the six months ended July 31, 2026 prior to February 23, 2026 were made under the program in effect at the beginning of fiscal 2027. In February 2026, the Company approved a new $30 billion share repurchase program, which beginning on February 23, 2026, replaced the previous share repurchase program. As of July 31, 2026, authorization for $25.1 billion of share repurchases remained under the current share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
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
The following table provides, on a settlement date basis, share repurchase information for the six months ended July 31, 2026 and 2025:

	Six Months Ended July 31,
(Amounts in millions, except per share data)	2026	2025
Total number of shares repurchased	42.3	67.4
Average price paid per share	$120.71	$92.03
Total amount paid for share repurchases	$5,104	$6,200
During the six months ended July 31, 2026, the Company repurchased $5.1 billion in shares of its common stock, a decrease of $1.1 billion as compared to the same period in the previous fiscal year. The decrease was primarily driven by opportunistic prices during the first quarter of fiscal 2026 as part of the Company's long-term strategy.
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
We have strong commercial paper and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in capital markets. As of July 31, 2026, the ratings assigned to our commercial paper and rated series of our outstanding long-term debt were as follows:

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
Other Matters
In Note 5 to our Condensed Consolidated Financial Statements, which is captioned "Contingencies" and appears in Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Financial Statements," we discuss, under the sub-caption "Opioid-Related Litigation," certain opioid-related matters and certain risks arising therefrom. In Note 5, we discuss, "Asda Equal Value Claims" the Company's indemnification obligation for the Asda Equal Value Claims matter, "Money Transfer Agent Services Matter," a government investigation by the U.S. Attorney's Office for the Middle District of Pennsylvania into the Company's consumer fraud prevention and anti-money laundering compliance related to the Company's money transfer agent services, as well as matters related to independent contractor drivers on the driver platform under "Driver Platform Matters." In Note 5, under "Mexico Antitrust Matter," we also discuss a quasi-judicial administrative process initiated by COFECE against Walmex and Walmex's related constitutional challenge. In Note 5 we also discuss show cause notices and requests issued by the Directorate of Enforcement to Flipkart regarding Foreign Direct Investment rules and regulations in India and an India Antitrust Matter. We reference various legal proceedings related to the Prescription Opiate Litigation, the DOJ Opioid Civil Litigation and False Claims Act Litigation; Asda Equal Value Claims; Money Transfer Agent Services Matter; Federal Trade Commission and State Attorneys General Driver Platform Litigation; Mexico Antitrust Matter; and an India Antitrust Matter in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the caption "I. Supplemental Information." We also discuss an environmental matter with the U.S. Environmental Protection Agency in Part II of this Quarterly Report on Form 10-Q under the caption "Item 1. Legal Proceedings," under the sub-caption "II. Environmental Matters." The foregoing matters and other matters described elsewhere in this Quarterly Report on Form 10-Q represent contingent liabilities of the Company that may or may not result in the incurrence of a material liability by the Company upon their final resolution.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks relating to our operations result primarily from changes in interest rates, currency exchange rates and the fair value of certain equity investments. As of July 31, 2026, there were no material changes to our market risks disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026. The information concerning market risk set forth in Part II, Item 7A. of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, as filed with the SEC on March 13, 2026, under the caption "Quantitative and Qualitative Disclosures About Market Risk," is hereby incorporated by reference into this Quarterly Report on Form 10-Q.

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
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. There has been no significant change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Opioid-Related Litigation: In re National Prescription Opiate Litigation (MDL No. 2804) (the "MDL") is pending in the U.S. District Court for the Northern District of Ohio and includes approximately 118 cases with claims against the Company as of August 21, 2026. In addition, the following 15 other opioid-related cases against the Company and its subsidiaries were pending in U.S. state and federal courts and Canadian courts as of August 21, 2026: Plumbers' Local Union No. 690 Industry Funds, et al. v. Purdue Pharma L.P., et al., Pa. Ct. Com. Pl., Philadelphia Cty., 7/27/26; Baby Doe 1, et al. v. Allergan Finances, LLC, et al., U.S. Dist. Ct., E.D. Tenn., 4/29/25; Marshall Cty. Bd. of Educ., et al. v. Cephalon, Inc., et al., U.S. Dist. Ct., N.D. W. Va., 10/28/24; Reiner v. CVS Pharm., Inc., et al., Nev. 5th Jud. Dist. Ct., Nye Cty., 2/26/24; Chaney v. CVS Pharm., Inc., et al., Ky. Cir. Ct., Perry Cty., 12/11/23; City of Grande Prairie, et al. v. Apotex Inc., et al., Alta. King's Bench Ct., Calgary Jud. Ctr., 4/27/23; Lac La Ronge Indian Band, et al. v. Apotex Inc., et al., Sask. King's Bench Ct., Prince Albert Jud. Ctr., 3/17/23; Commonwealth of Pennsylvania ex rel. Allegheny Cty. Dist. Att'y Stephen A. Zappala, Jr. v. CVS Ind., LLC, et al., Pa. Ct. Com. Pl., Delaware Cty., 8/8/22; Baby Doe, et al., ex rel. Their Guardian Ad Litem v. Endo Health Sols., Inc., et al., U.S. Dist. Ct., M.D. Tenn., 8/3/22; Paynter ex rel. Minor Child(ren) Z.N.B. v. McKesson Corp., et al., W. Va. Cir. Ct., Kanawha Cty., 3/28/22, appealed to W. Va. Sup. Ct., 2/28/25; Blankenship ex rel. Minor Child Z.D.B. v. McKesson Corp., et al., W. Va. Cir. Ct., Kanawha Cty., 1/14/22, appealed to W. Va. Sup. Ct., 2/28/25; Miss. Baptist Med. Ctr. Inc., et al. v. Amneal Pharm., LLC, et al., Miss. 1st Jud. Dist., Hinds Cty. Cir. Ct., 5/15/20; Dallas Cty. Hosp. Dist. d/b/a Parkland Health & Hosp. Sys., et al., v. Amneal Pharm., LLC, et al., Tex. Dist. Ct., 152nd Jud. Dist., Harris Cty., 11/20/19; Fla. Health Scis. Ctr., Inc., et al. v. Sackler, et al., Fla. Cir. Ct., 17th Jud. Cir., Broward Cty., 9/16/19, appealed to Fla. Dist. Ct. App. 4th Dist., 6/29/26; Takoma Reg'l Hosp., Inc., et al. v. Purdue Pharma L.P., et al., Tenn. Cir. Ct., Greene Cty., 7/12/19.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, the Company repurchases shares of its common stock under share repurchase programs authorized by the Company's Board of Directors. All repurchases during the six months ended July 31, 2026 made prior to February 23, 2026 were made under the program in effect at the beginning of fiscal 2027. In February 2026, the Company approved a new $30 billion share repurchase program, which beginning on February 23, 2026, replaced the previous share repurchase program. As of July 31, 2026, authorization for $25.1 billion of share repurchases remained under the current share repurchase program, which has no expiration date or other restrictions limiting the period over which the Company can make repurchases. Any repurchased shares are constructively retired and returned to an unissued status.
The Company regularly reviews its share repurchase activity and considers several factors in determining when to execute share repurchases, including, among other things, current cash needs, capacity for leverage, cost of borrowings, its results of operations and the market price of its common stock. Share repurchase activity under our share repurchase program, on a trade date basis, for the three months ended July 31, 2026, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (billions)
May 1 - 31, 2026	6,074,858	$126.18	6,074,858	$27.4
June 1 - 30, 2026	8,950,798	117.91	8,950,798	26.3
July 1 - 31, 2026	10,936,366	111.99	10,936,366	25.1
Total	25,962,022		25,962,022
(1)    Represents approximate dollar value of shares that could have been purchased under the plan in effect at the end of the month.
Item 5. Other Information
Security Trading Plans of Directors and Executive Officers
During the Company's fiscal quarter ended July 31, 2026, the following Section 16 officers and directors adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as part of each officer's or director's long-term asset diversification, tax, and financial planning strategies, and is in accordance with the Company's Insider Trading Policy:
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
On June 24, 2026, Latriece Watkins, Executive Vice President, President and Chief Executive Officer, Sam's Club U.S., entered into a stock trading plan designed to comply with Rule 10b5-1 under the Exchange Act. Under the terms of the plan, Ms. Watkins is scheduled to sell, subject to a specified minimum stock price threshold, in trades scheduled from September 23, 2026 through May 28, 2027, an aggregate of up to: (i) 5,000 shares on or after September 23, 2026; (ii) 50% of net shares received after tax withholding upon the vesting of 5,433 shares of restricted stock on or after January 12, 2027; and (iii) 50% of net shares received after tax withholding upon the vesting of 48,484 performance-based restricted stock units on or after February 1, 2027. The plan will terminate no later than May 28, 2027.
Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934
Section 13(r) of the Securities Exchange Act of 1934, as amended, requires an issuer to disclose certain information in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings with individuals or entities subject to specific U.S. economic sanctions during the reporting period. The required disclosure may include reporting of activities not prohibited by U.S. or other law, even if conducted outside the U.S. by non-U.S. affiliates in compliance with local law.
The Company has identified a transaction between Makro, a division of Massmart Retail (Pty) Ltd., and an individual that appears to have been purchasing on behalf of the Embassy of Iran. On July 9, 2026, the Company had an ordinary retail sales transaction with this individual valued at approximately $25. We are unable to accurately calculate the net profit attributable to this sales transaction, but it would be significantly less than the gross sales amount. The Company does not plan to continue selling to this individual.
Additionally, the Company has identified an ordinary retail sales transaction between Sam's Club Mexico and an individual sanctioned under Executive Order 13224, valued at approximately $1,500 in food and general merchandise items on July 28,

2026. We are unable to accurately calculate the net profit attributable to this sales transaction, but it would be significantly less than the gross sales amount. The Company does not plan to continue selling to this individual.
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

Item 6. Exhibits
The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

Exhibit 3.1(a)
Certificate of Amendment of Restated Certificate of Incorporation of Walmart Inc., effective June 4, 2026 is incorporated herein by reference to Exhibit 3.1 to the Report on Form 8-K filed by the Company on June 5, 2026

Exhibit 3.1(b)	Restated Certificate of Incorporation of Walmart Inc., effective June 4, 2026 is incorporated herein by reference to Exhibit 3.2 to the Report on Form 8-K filed by the Company on June 5, 2026

Exhibit 3.2	Amended and Restated Bylaws of the Company dated November 10, 2022 are incorporated herein by reference to Exhibit 3.1 to the Report on Form 8-K filed by the Company on November 16, 2022

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 101.INS*	Inline XBRL Instance Document

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2026, formatted in Inline XBRL (included in Exhibit 101)

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALMART INC.

Date: August 28, 2026	By:	/s/ John R. Furner
John R. Furner President and Chief Executive Officer (Principal Executive Officer)

Date: August 28, 2026	By:	/s/ John David Rainey
John David Rainey Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 28, 2026	By:	/s/ Dwayne M. Milum
Dwayne M. Milum Senior Vice President and Controller (Principal Accounting Officer)